Form 10-Q
period 1996-03-31
FTP SOFTWARE INC
filed 1996-05-15
CIK 912548

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

  X     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
- ----
        Exchange Act of 1934

        For the quarterly period ended March 31, 1996
                                       --------------

                                       or

        Transition Report Pursuant to Section 13 or 15(d) of the Securities
- ----
        Exchange Act of 1934

        For the transition period from _______ to _______

                         Commission file number 0-22466

                               FTP SOFTWARE, INC.
             (Exact name of registrant as specified in its charter)

Massachusetts                                                         04-2906463
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


100 Brickstone Square, Fifth Floor
Andover, Massachusetts                                                     01810
(Address of principal executive offices)                              (Zip Code)


(508) 685-4000
(Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Common Stock, par value $.01 per share               26,966,222
        --------------------------------------       --------------------------
                      Class                          Outstanding at May 6, 1996

                              FTP SOFTWARE, INC.

                               Table of Contents





PART I.                    FINANCIAL INFORMATION                       PAGE

Item 1.     Consolidated Financial Statements

            Consolidated Balance Sheets at March 31, 1996
            and December 31, 1995 (unaudited)                           3

            Consolidated Statements of Operations for the Three
            Months Ended March 31, 1996 and 1995 (unaudited)            4

            Consolidated Statements of Cash Flows for the Three
            Months Ended March 31, 1996 and 1995 (unaudited)            5

            Notes to Interim Consolidated Financial Statements          6

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         8

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                           15

Item 6.     Exhibits and Reports on Form 8-K                            15

            Signature                                                   18

                               FTP SOFTWARE, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)
                                  (unaudited)

                                                        March 31,  December 31,
                                                          1996         1995
                                                        ---------  ------------
ASSETS
Current assets:
  Cash and cash equivalents                             $ 31,446     $ 30,417
  Short-term investments                                  17,357       36,211
  Accounts receivable, net of allowance for doubtful
     accounts of $1,600 for 1996 and 1995                 22,024       30,787
  Inventories                                                894        1,063
  Prepaid expenses and other current assets                6,932        3,623
  Income taxes                                            15,969        9,969
                                                        --------   ----------
      Total current assets                                94,622      112,070
Property and equipment, net                               19,651       18,703
Purchased software, net                                    6,192        4,359
Investments                                               57,303       52,751
Deferred income taxes                                      1,396        1,717
Other assets                                               3,927          368
                                                        --------   ----------
         Total assets                                   $183,091     $189,968
                                                        ========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                        12,794        9,904
  Accrued employee compensation and                        3,546        4,533
   benefits
  Current portion of long-term obligations                   576          811
  Deferred revenue                                         8,406        9,091
                                                        --------   ----------
      Total current liabilities                           25,322       24,339
Long-term obligations                                        821          821
                                                        --------   ----------
         Total liabilities                                26,143       25,160
                                                        --------   ----------
Stockholders' equity:
  Preferred stock, $0.01 par value; authorized
   5,000,000 shares; none issued and outstanding              --           --
  Common stock, $0.01 par value; authorized 50,000,000
   shares; issued and outstanding 26,966,222 and
   26,506,729 in 1996 and 1995, respectively                 270          265
  Additional paid-in capital                              93,358       92,607
  Retained earnings                                       63,688       72,130
  Equity adjustments                                        (368)        (194)
                                                        --------   ----------
      Total stockholders' equity                         156,948      164,808
                                                        --------   ----------
         Total liabilities and stockholders' equity     $183,091     $189,968
                                                        ========   ==========

      The accompanying notes are an integral part of these financial statements.

                               FTP SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (unaudited)

                                                   Three Months Ended March 31,
                                                      1996             1995
                                                    --------         --------
REVENUE:
  Product revenue                                   $ 24,974          $28,661
  Service revenue                                      4,030            2,653
                                                    --------         --------
    Total revenue                                     29,004           31,314
                                                    --------         --------

COST OF REVENUE:
  Product cost                                         2,576            1,948
  Service cost                                         2,650            2,363
                                                    --------         --------
    Total cost of revenue                              5,226            4,311
                                                    --------         --------

GROSS MARGIN                                          23,778           27,003
                                                    --------         --------

OPERATING EXPENSES:
  Sales and marketing                                 12,494            7,083
  Product development                                 20,773            5,560
  General and administrative                           4,940            2,844
                                                    --------         --------
    Total operating expenses                          38,207           15,487
                                                    --------         --------

Income (loss) from operations                        (14,429)          11,516


Investment income                                      1,029            1,043
                                                    --------         --------

Income (loss) before income taxes                    (13,400)          12,559


Provision (benefit) for income taxes                  (4,958)           4,709
                                                    --------         --------

Net income (loss)                                   $ (8,442)         $ 7,850
                                                    ========         ========

Net income (loss) per share (fully
  diluted)                                          $  (0.31)         $  0.27
                                                    ========         ========

Weighted average common and common
  equivalent shares outstanding (fully diluted)       26,939           28,721
                                                    ========         ========

   The accompanying notes are an integral part of these financial statements.

                               FTP SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands, unaudited)

                                                              Three Months Ended March 31,
                                                                 1996              1995
                                                             -------------      -----------
Cash flows from operating activities:
  Net income (loss)                                            $ (8,442)         $ 7,850
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
    Depreciation and amortization                                 2,289            1,556
    Write-off of acquired in-process technology                  11,912            1,129
    Amortization of discounts and premiums on investments            70               --
    Deferred income taxes                                           321             (465)
    Tax benefit of stock option activity                             --            5,960
    Changes in operating assets and liabilities net of effects from acquisition of business and product line:
      Accounts receivable                                         8,763           (1,608)
      Inventories                                                   169             (236)
      Prepaid expenses and other current assets                  (2,358)          (3,504)
      Income taxes                                               (6,000)            (892)
      Other assets                                                 (354)             (87)
      Accounts payable                                            2,890            1,735
      Accrued employee compensation and benefits                   (987)          (1,021)
      Deferred revenue                                             (685)             932
                                                             ----------        ---------
        Net cash provided by operating activities                 7,588           11,349
                                                             ----------        ---------

Cash flows from investing activities:
  Capital expenditures                                           (3,226)          (1,547)
  Maturities of investments                                      14,056            5,669
  Acquisition of business and product line                      (13,681)          (2,365)
  Increase in notes receivable                                   (4,171)              --
  Other investing activities                                        (35)              --
                                                             ----------        ---------
        Net cash (used for) provided by
          investing activities                                   (7,057)           1,757
                                                             ----------        ---------
Cash flows from financing activities:
  Proceeds from issuance of common stock                            756            2,247
  Principal payments on long-term obligations                      (235)              --
                                                             ----------        ---------
        Net cash provided by financing activities                   521            2,247
                                                             ----------        ---------
Effect of exchange rate changes on cash                             (23)              --
                                                             ----------        ---------
Net increase in cash and cash equivalents                         1,029           15,353

Cash and cash equivalents, beginning of period                   30,417           10,896
                                                             ----------        ---------
Cash and cash equivalents, end of period                       $ 31,446          $26,249
                                                             ==========        =========

  The accompanying notes are an integral part of these financial statements.

                               FTP SOFTWARE, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1.   INTERIM FINANCIAL DATA

     The accompanying unaudited consolidated financial statements have been prepared by FTP Software, Inc. (the "Company") in accordance with generally accepted accounting principles. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the audited consolidated financial statements and notes related thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

     The results of the three-month period ended March 31, 1996 are not necessarily indicative of the results to be expected for the full fiscal year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.   ACQUISITIONS

     In February 1996, the Company acquired the Mariner product line of Network Computing Devices, Inc. for a net cash purchase price of approximately $7.4 million. In March 1996, the Company acquired substantially all of the assets of HyperDesk Corporation, including its GroupWorks product, for a net cash purchase price of approximately $6.3 million. These transactions were accounted for as purchases and accordingly the Company has allocated $1.8 million primarily to completed technology, which is included in purchased software and will be amortized over their estimated useful lives of three years. The remaining $11.9 million was allocated to in-process technology and charged to product development expense in the three-month period ended March 31, 1996. Results from operations include activity from the Mariner product line and the assets of HyperDesk Corporation since the date of the respective acquisitions in February and March 1996. Pro forma presentation for prior periods is not reflected as the impact would be immaterial.

     The Company allocates the purchase price of acquired technologies to completed technology and in-process technology based upon their respective fair values. Completed technology that had reached technological feasibility was valued using a risk adjusted cash flow model under which future cash flows were discounted, taking into account risks related to existing and future markets and assessments of the life expectancy of the completed technology. In-process technology that had not reached technological feasibility and that had no alternative future use was valued using the same method. Expected future cash flows associated with in-process technology were discounted considering risks and uncertainties related to the viability of and to potential changes in the future target markets and to the completion of the products expected to ultimately be marketed by the Company. Amounts charged to product development expense for in-process technology are not fully deductible in the same period for tax purposes.

     In April 1996, FTP acquired Campbell Services, Inc., the Southfield, Michigan-based developer of OnTime, by merger for a net cash purchase price of approximately $15 million.

3.   STOCK OPTION ACTIVITY

     During the first quarter of 1996, the Company granted options to purchase 1,885,500 shares of its common stock at prices ranging from $11.625 to $13.625 per share.

4.   RECLASSIFICATION

     Certain components of the statement of cash flows for the three-month period ended March 31, 1995 have been reclassified to appropriately reflect the acquisition of substantially all of the assets Keyword Office Technologies Ltd. in March 1995. These reclassifications had no impact on the net increase in cash and cash equivalents during that period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

       The following discussion and analysis provides information that management of FTP Software, Inc. ("FTP" or the "Company") believes is relevant to an assessment and understanding of FTP's consolidated results of operations and financial condition. This discussion should be read in conjunction with FTP's unaudited consolidated financial statements and the notes related thereto included elsewhere herein.

       Forward-looking statements in this section and elsewhere in this Report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All forward-looking statements involve risks and uncertainties, and actual results could differ materially from those projected in the forward-looking statements contained herein for a variety of reasons. These reasons include, but are not limited to, competition, technological change, increased demands on management as a result of planned expansion, changes in distributor terms or performance or other factors that are outlined in Exhibit 99, "Cautionary Factors Relevant to Forward-Looking Statements," to FTP's Annual Report on Form 10-K for the year ended December 31, 1995, incorporated herein by reference.

       In early July 1995, FTP reorganized its business into two business units, the Networking Products Business Unit and the New Ventures Business Unit. The Networking Products Business Unit included FTP's core OnNet and PC/TCP product lines, and was responsible for extending those product lines to new platforms, including secure, wireless and mobile connectivity, and developing and acquiring server and other products to provide services for enterprise networks. To date, substantially all of FTP's revenue has been attributable to sales of its OnNet and PC/TCP product lines.

       The New Ventures Business Unit was formed to develop, acquire and commercialize new technologies. Since the July 1995 reorganization, FTP has made substantial investments in new technologies. In February 1996, FTP acquired the Mariner product line of Network Computing Devices, Inc. for a net cash purchase price of approximately $7.4 million. In March 1996, FTP acquired substantially all of the assets of HyperDesk Corporation, including its GroupWorks product, for a net cash purchase price of approximately $6.3 million. In April 1996, FTP acquired Campbell Services, Inc. ("Campbell Services"), the Southfield, Michigan based developer of OnTime, a client-server solution for group scheduling, for a net cash purchase price of approximately $15 million through a merger of a subsidiary of FTP into Campbell Services, which continues to operate as a wholly-owned subsidiary of FTP.

       As described in FTP's Annual Report on Form 10-K for the year ended December 31, 1995, FTP has entered into an Amended and Restated Agreement and Plan of Merger, dated as of March 25, 1996, with Firefox Acquisition Corp., a wholly-owned subsidiary of FTP, and Firefox Communications Inc. ("Firefox") providing for the merger of such subsidiary into Firefox (the "Firefox Merger"), which will survive such merger as a wholly-owned subsidiary of FTP.

       Since the July 1995 reorganization described above, it became evident that the increasingly rapid evolution of the Internet market was resulting in confusion among even sophisticated users of TCP/IP and Internet products as to both the capabilities and the interplay of the various TCP/IP and Internet products available in the market, including the potential for the combination of such products to form private intranets. As a result, and in connection with its determination to effect certain cost-cutting measures, FTP decided to recombine its business units and reorganize its operations to better position itself to deal with such confusion and to take advantage of the market potential for intranet product suites incorporating traditional TCP/IP and Internet products. Such cost-cutting measures included a reduction of approximately 10% in the number of FTP's full-time employees, effected May 1, 1996. See "-- Liquidity and Capital Resources" below.

       Looking forward, FTP intends to continue to make substantial investments in its business (including through internal and joint third party development activities, royalty agreements and acquisitions) over the foreseeable future, through the use of FTP's internal cash resources, the issuance of shares of its common stock or other securities, or a combination thereof. There can be no assurance, however, that the capital resources necessary in order to fund such investments will be available or that, if available, such resources will be on terms acceptable to FTP.

Results of Operations

       The following discussion of FTP's results of operations principally reflects the results of operations from FTP's former Networking Products Business Unit, except as otherwise indicated. Because the activities associated with what was FTP's New Ventures Business Unit were immaterial for all periods prior to July 1, 1995, the results of operations of FTP for the first three months of 1995 are treated as being the results of operations of the former Networking Products Business Unit. As a result of the 1996 reorganization described above under "-- Overview," FTP does not intend to report separate financial information for these former business units in subsequent periods.

       Total Revenue

       Total revenue consists of product revenue and service revenue. Product revenue includes revenue from product sales and royalties from certain OEM customers. Service revenue includes revenue from maintenance and training contracts and is recognized ratably over contract periods.

       Total revenue from the Networking Products Business Unit decreased from approximately $31.3 million for the first quarter of 1995 to approximately $26.8 million for the first quarter of 1996. Product revenue for this unit decreased from approximately $28.7 million for the first quarter of 1995 to approximately $22.9 million for the first quarter of 1996. Service revenue for this unit increased from approximately $2.6 million for the first quarter of 1995 to approximately $3.9 million for the first quarter of 1996. As a percentage of total revenue, product revenue decreased from approximately 92% for the first quarter of 1995 to approximately 85% for the first quarter of 1996 while service revenue increased from approximately 8% for the first quarter of 1995 to approximately 15% for the first quarter of 1996.

       While unit sales for the Networking Products Business Unit increased from the first quarter of 1995 to the first quarter of 1996, product revenue decreased over such periods, primarily as a result of an increase in the number of competitors and products offered in the TCP/IP market and lower average unit sales prices for FTP's products, which FTP believes was attributable to not only such increased competition but also to an increase in lower-priced or no cost products introduced by certain of FTP's competitors in the third and fourth quarters of 1995. In addition, FTP believes that federal government budgetary uncertainties that existed during 1995 and the first three months of 1996 resulted in a decrease in sales to federal government customers during the first quarter of 1996 compared to the first quarter of 1995, which also contributed to the dollar decrease in product revenue. The dollar increase in service revenue from 1995 to 1996 was primarily attributable to increased growth in FTP's installed product base from which such revenues are obtained. FTP anticipates that service revenue will continue to increase as a percentage of total revenue as FTP's installed product base continues to grow and as FTP markets its services more effectively to customers.

       International sales consist of export sales, primarily in Europe, Asia Pacific and Canada. International sales of the Networking Products Business Unit of approximately $15.0 million and $13.1 million accounted for approximately 44% and 49% of this unit's total revenue for the three months ended March 31, 1995 and 1996, respectively. The dollar decrease from 1995 to 1996 was primarily due to increased competition and lower average unit sales prices as described in the preceding paragraph. In addition, unfavorable monetary conditions in certain Latin American countries resulted in a decrease in sales and/or a decrease in average unit sales prices to customers in those countries, which also contributed to the dollar decrease in international sales. The percentage increase from 1995 to 1996 was primarily due to the greater effect of increased competition in the United States than outside the United States and the federal government budgetary uncertainties described above, as a result of which the decrease in sales in the United States exceeded the decrease in international sales.

       Total revenue of the New Ventures Business Unit for the first quarter of 1996 was approximately $2.2 million, of which 94% consisted of product revenue. Of such amount, approximately $0.9 million (or 41% of its total revenue) consisted of international sales, primarily in Europe, Asia Pacific and Canada.

       FTP prices, invoices and collects international sales primarily in United States dollars. Accordingly, currency fluctuations have not had a material effect on FTP's income from operations. FTP anticipates that as the size of its international customers and contracts increases, it will transact a greater number of sales in local currencies. If this occurs, currency fluctuations may in the future have an increased effect on FTP's results of operations and financial condition.

       As indicated in Exhibit 99, "Cautionary Statements Relevant to Forward-Looking Statements -- Declining Average Selling Prices," FTP is facing increasing pricing pressures from competitors which, as indicated above, has resulted in a decrease in average unit sales prices for FTP's products. FTP believes that average unit sales prices for its products may continue to decrease as the markets for those products continue to become more competitive, with possible adverse effects on FTP's results of operations and financial condition. In addition, recent announcements of slowing PC and semiconductor sales growth by several manufacturers may in turn result in a slowing in the growth of the networking software market, which may also adversely affect FTP's revenue. See Exhibit 99, "Cautionary Statements Relevant to Forward-Looking Statements -- General Economic Conditions." Furthermore, FTP believes that the federal government budgetary uncertainties that existed during 1995 and the first three months of 1996 may continue to impact revenue through at least the second quarter of 1996.

       Gross Margin

       For the Networking Products Business Unit, product gross margin as a percentage of product revenue was approximately 93% for the first quarter of both 1995 and 1996. The gross margin percentage included a decrease in material costs in 1996 associated with increased efficiencies in product packaging, which decrease was offset by increases in other costs, primarily those associated the amortization of technologies purchased in 1995 and 1996.

       For the Networking Products Business Unit, service gross margin as a percentage of service revenue was approximately 11% and 39% for the three months ended March 31, 1995 and 1996, respectively. The increase from 1995 to 1996 is primarily attributable to an increase in FTP's installed product base from which such revenues are derived.

       The Networking Products Business Unit's gross margin decreased from approximately 86% in the first quarter 1995 to approximately 85% in the first quarter of 1996, primarily as a result of the increase in costs associated with the amortization of technologies purchased in 1995 and 1996.

       The gross margin of the New Ventures Business Unit for the first quarter of 1996 was approximately 45%.

       The gross margins reported above are not necessarily indicative of gross margin for future periods, which may vary significantly depending on, among other things, product mix, price competition, technological change, cost changes and changes in product distribution channels. As noted above under "-- Total Revenue," FTP believes that average unit sales prices for its products may continue to decrease as the markets for those products continue to become more competitive, reducing gross margin on those products.

       Sales and Marketing

       Sales and marketing expenses for the Networking Products Business Unit increased from approximately $7.1 million in the first quarter of 1995 to approximately $10.1 million in the first quarter of 1996. Such expenses as a percentage of this unit's total revenue were approximately 23% and 38% in the first quarter of 1995 and 1996, respectively. The dollar increase from the first quarter of 1995 to the first quarter of 1996 was primarily the result of efforts to increase sales through the opening and expansion of several international and domestic offices beginning in the first quarter of 1995 (including the opening and expansion of offices in Europe and the opening of offices in Singapore and Japan), increasing the number of sales and marketing employees, and increasing the levels of advertising, trade show and international marketing activities. The percentage increase over such periods was due to both the dollar increase in such expenses described above and the dollar decrease in revenue over such periods described under "-- Total Revenue" above. FTP expects to continue to incur significant expenses during 1996 relating to domestic and international sales and marketing activities and expansion of certain of FTP's international offices. If the Firefox Merger is consummated, FTP expects to incur both proportionately and incrementally higher sales and marketing expenses in 1996 related to the integration of Firefox. As a result of these factors, sales and marketing expenses are expected to continue to increase both in dollars and as a percentage of revenue in 1996.

       Sales and marketing expenses for the New Ventures Business Unit, consisting primarily of personnel and advertising expenses, amounted to approximately $2.4 million for the first quarter of 1996.

       Product Development

       Product development expenses for the Networking Products Business Unit increased from approximately $5.6 million for the first quarter of 1995 (which included a $1.1 million non-recurring charge for certain acquired in-process technology) to approximately $5.9 million for the first quarter of 1996, representing approximately 18% and 22% of this unit's total revenue for each period, respectively. Excluding the non-recurring charge of $1.1 million in 1995, product development expenses as a percentage of this unit's total revenue was approximately 14% for the first quarter of 1995.

       The increase from the first quarter of 1995 to the first quarter of 1996 of product development expenses of the Networking Products Business Unit as a percentage of its total revenue (excluding the charge described above) is the result of both an increase in such expenses over such periods, which was primarily attributable to additional compensation expenses incurred in 1996 in connection with increases in the use of outside contractors and the hiring of personnel during 1995 and the first quarter of 1996, and the decrease in revenue over such periods described above under "--Total Revenue."

       Product development expenses for the New Ventures Business Unit amounted to approximately $14.9 million for the first quarter of 1996, which included $11.9 million of non-recurring charges for certain acquired in-process technologies. The remaining $3.0 million of product development expenses is primarily attributable to personnel-related costs and fees paid to outside contractors.

       FTP expects product development expenses to continue to increase in the remainder of 1996 as a result of the growing demand of customers for increased functionality in networking software products as well as the proposed Firefox Merger and recent acquisition of Campbell Services described above under "--Overview."

       FTP allocates the purchase price of acquired technologies to completed technology and in-process technology based upon their respective fair values. Completed technology that has reached technological feasibility is valued using a risk adjusted cash flow model under which future cash flows are discounted, taking into account risks related to existing and future markets and assessments of the life expectancy of the completed technology. In-process technology that has not reached technological feasibility and that has no alternative future use is valued using the same method. Expected future cash flows associated with in-process technology are discounted considering risks and uncertainties related to the viability of and to the potential changes in future target markets and to the completion of the products expected to ultimately be marketed by FTP. Amounts charged to product development expense for in-process technology are not fully deductible in the same period for tax purposes.

       General and Administrative

       General and administrative expenses for the Networking Products Business Unit increased from approximately $2.8 million for the first quarter of 1995 to approximately $4.0 million for the first quarter of 1996, representing approximately 9% and 15% of total revenue for the first quarter of 1995 and 1996, respectively. The dollar increase from the first quarter of 1995 to the first quarter of 1996 is primarily attributable to increased staffing and associated expenses to manage and support the expansion of FTP's operations over such periods. The percentage increase from the first quarter of 1995 to the first quarter of 1996 is also due to such factors as well as to the decrease in revenue over such periods described above under "-- Total Revenue."

       General and administrative expenses for the New Ventures Business Unit amounted to approximately $1.0 million, representing approximately 44% of its total revenue, for the first quarter of 1996.

       Income from Operations

       Income from operations for the Networking Products Business Unit decreased from approximately $11.5 million in the first quarter of 1995 to approximately $2.8 million in the first quarter of 1996, representing approximately 37% and 11% of total revenue for the first quarter of 1995 and 1996, respectively. Excluding the $1.1 million charge for the acquisition of in-process technology decribed above under "--Product Development," income from operations for this unit was approximately $12.6 million for the first quarter of 1995, representing approximately 40% of its total revenue.

       For the first quarter of 1996, the New Ventures Business Unit experienced a loss of approximately $17.3 million, which includes the $11.9 million charges described above under "--Product Development" and total recurring expenses of approximately $7.6 million (consisting primarily of sales and marketing and product development expenses) against approximately $2.2 million in total revenue generated by this unit. Excluding such charges, the loss for this unit for the first quarter of 1996 was approximately $5.4 million.

       For the first quarter of 1996, combined loss from operations (including the results of the New Ventures Business Unit) totaled approximately $14.4 million. Excluding the $11.9 million charges described above under "--Product Development," the combined loss from operations for the first quarter of 1996 totaled approximately $2.5 million.

       Provision for Income Taxes

       The provision for income taxes was $4.7 million in the first quarter of 1995 compared to a tax benefit of approximately $5.0 million in the first quarter of 1996. FTP's effective tax rate for the first quarter of 1995 and 1996 was 37.5% and 37.0%, respectively. The difference between the statutory rate and the effective rate resulted primarily from the effects of FTP's foreign sales corporation in 1995 and 1996 and the benefits received from research and experimentation credits in 1995. The decrease in effective tax rate from 1995 to 1996 is mainly attributable to relative increases in benefits received from FTP's foreign sales corporation and tax exempt interest income. Because certain of the expenses incurred or to be incurred by FTP in connection with the Firefox Merger and the acquisition of Campbell Services described above under "--Overview" will not be deductible for federal income tax purposes, FTP anticipates that the effective tax rate for subsequent quarters of 1996 will be adversely affected.

Liquidity and Capital Resources

       At March 31, 1996, FTP had an aggregate of approximately $106.1 million in cash and cash equivalents, short-term investments and long-term investments. Of this amount, approximately $31.4 million was invested primarily in highly liquid investments with original maturities of three months or less, approximately $17.4 million was invested in short-term investments consisting of U.S. government obligations and commercial paper with maturities of less than one year and approximately $57.3 million was invested in investments consisting of U.S. government obligations, commercial paper and municipal obligations with maturities of greater than one year and in equity investments.

       FTP generated funds from operations of approximately $11.3 million and $7.6 million in the first quarter of 1995 and 1996, respectively. FTP made capital expenditures of approximately $1.5 million and $3.2 million in the three months ended March 31, 1995 and 1996, respectively.

       Accounts receivable, net, totaled approximately $30.8 million at December 31, 1995 and $22.0 million at March 31, 1996. This decrease is primarily attributable to a decrease in revenue in the first quarter of 1996 and to the payment in early 1996 of a substantial portion of the accounts receivable outstanding at December 31, 1995.

       FTP paid approximately $2.4 million and $14.5 million for acquired technology and related assets for the three months ended March 31, 1995 and 1996, respectively.

       As noted above under "-- Overview," in April 1996 FTP acquired Campbell Services by merger for a net cash purchase price of approximately $15 million.

       In connection with the 1996 reorganization described above under "--Overview," FTP expects to record a restructuring charge during the second quarter of 1996, currently estimated to be between $1 million and $2 million, which includes severance payments and other related expenses expected to be incurred in connection with such reorganization.

       Looking forward, FTP believes that its available cash, short-term investments and expected cash flow from operations will be sufficient to fund FTP's operations at least through 1996. As noted above under "-- Overview," FTP intends to fund future acquisitions through its cash from operations, the issuance of shares of its common stock, or a combination thereof. There can be no assurance, however, that the capital resources necessary to continue to fund its operations or such acquisitions will be available or that, if available, such resources will be on terms acceptable to FTP.

       To date, inflation has not had a material impact on FTP's financial results.

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings.

       On March 14, 1996, a class action lawsuit was filed in the United States District Court for the District of Massachusetts, naming FTP, certain of its officers and two former officers as defendants. The lawsuit alleges that the defendants publicly issued false and misleading statements and omitted to disclose material facts necessary to make such statements not false and misleading, which the plaintiffs contend caused an artificial inflation in the price of FTP's common stock. The lawsuit, which is purportedly brought on behalf of a class of purchasers of FTP's common stock during the period from July 14, 1995 to January 3, 1996, alleges violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934. FTP has reviewed the allegations in the lawsuit, believes them to be without merit, and intends to defend itself and its officers vigorously. In order to support an adequate defense, FTP may be required to expend substantial sums for legal and expert fees and costs. The cost of defending the litigation and the outcome of the litigation are uncertain and cannot be estimated. If the lawsuit were determined adversely to FTP, FTP could be required to pay a substantial judgment.

Item 6.  Exhibits and Reports on Form 8-K.

      a. Exhibits

Exhibit No.               Title
- -----------               -----

3.1         Restated Articles of Organization of the Company(1)

3.2 Certificate of Designation, Preferences and Rights of Junior Preferred Stock of the Company(10)

3.3         Amended and Restated Bylaws of the Company(1)

4.1         Specimen common stock certificate(3)

4.2 Rights Agreement dated as of December 2, 1995 between the Company and State Street Bank and Trust Company, as Rights Agent (including form of Rights Certificate)(8)

10.1 Indenture of Lease between the Company and North Andover Mills Realty dated November 19, 1991, with Amendments Nos. 1, 2 and 3(1)

10.2 Amendment No. 4 to Indenture of Lease between the Company and North Andover Mills Realty, dated September 30, 1993(2)

10.3 Amendment No. 5 to Indenture of Lease between the Company and North Andover Mills Realty Limited Partnership(7)

10.4 Employment Agreement dated March 1, 1993 between the Company and David H. Zirkle(1)

10.5 Amendment to Employment Agreement dated June 14, 1993 between the Company and David H. Zirkle(1)

10.6 Amendment to Employment Agreement dated August 15, 1994 between the Company and David H. Zirkle(5)

Exhibit No.               Title
- -----------               -----

10.7 Amendment to Employment Agreement dated February 28, 1995 between the Company and David H. Zirkle(7)

10.8        FTP Software, Inc. Stock Option Plan(1)

10.9        FTP Software, Inc. 1993 Non-employee Directors' Stock Option Plan(1)

10.10 Amendment No. 1 to FTP Software, Inc. 1993 Non-employee Directors' Stock Option Plan effective as of June 2, 1995(6)

10.11       FTP Software, Inc. 1993 Executive Compensation Plan(7)

10.12       FTP Software, Inc. 1994 Executive Compensation Plan(7)

10.13       FTP Software, Inc. 1995 Executive Compensation Plan(7)

10.14 Indenture of Lease between the Company and Andover Mills Realty Limited Partnership dated October 1, 1993, with Amendments No. 1 and 2(7)

10.15 Amended and Restated Agreement and Plan of Merger by and among the Company, Firefox Acquisition Corp. and Firefox Communications Inc. dated as of January 17, 1996, amended and restated as of March 16, 1996 and further amended and restated as of March 25, 1996(9)

10.16       The Company's V-P Sales Plan(10)

11          Weighted Shares Used in Computation of Earnings Per Share*

27          Article 5 Financial Data Schedule*

99          Cautionary Statements Relevant to Forward-Looking Statements(10)

_____________________
*Filed herewith

(1) Included with, and incorporated herein by reference to, the Company's Registration Statement on Form S-1 (No. 33-69278) filed with the Securities and Exchange Commission (the "Commission") on September 23, 1993.
(2) Included with, and incorporated herein by reference to, the Company's Pre-Effective Amendment No. 1 to Registration Statement on Form S-1 (No. 33-69278) filed with the Commission on October 28, 1993.
(3) Included with, and incorporated herein by reference to, the Company's Pre-Effective Amendment No. 2 to Registration Statement on Form S-1 (No. 33-69278) filed with the Commission on November 9, 1993.
(4) Included with, and incorporated herein by reference to, the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 filed with the Commission on August 15, 1994.
(5) Included with, and incorporated herein by reference to, the Company's Annual Report on Form 10-K for the year ended December 31, 1994 filed with the Commission on March 31, 1995.
(6) Included with, and incorporated herein by reference to, the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 filed with the Commission on August 14, 1995.
(7) Included with, and incorporated herein by reference to, the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 filed with the Commission on November 15, 1995.

(8) Included with, and incorporated herein by reference to, the Company's Current Report on Form 8-K dated December 1, 1995 and filed with the Commission on December 12, 1995.
(9) Included with, and incorporated herein by reference to, the Company's Joint Proxy Statement/Prospectus for its Special Meeting of Stockholders filed with the Commission on March 27, 1996.
(10) Included with, and incorporated herein by reference to, the Company's Annual Report on Form 10-K for the year ended December 31, 1995 filed with the Commission on April 1, 1996.

                              SIGNATURE


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               FTP SOFTWARE, INC.


  Date:  May 15, 1996          By:     /s/ John J. Warnock, Jr.
                                  ----------------------------------------
                                  John J. Warnock, Jr.
                                  Senior Vice President, Chief Financial Officer and Treasurer
                                  (Principal Financial and Accounting Officer)