Form 10-Q
period 1996-06-30
FTP SOFTWARE INC
filed 1996-08-14
CIK 912548

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996
                                     -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM _______ TO _______

                         COMMISSION FILE NUMBER 0-22466

                               FTP SOFTWARE, INC.
             (Exact name of registrant as specified in its charter)

           MASSACHUSETTS                             04-2906463
  (State or other jurisdiction of                 (I.R.S. Employer
   incorporation or organization)                Identification No.)


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
  Yes [X]  No [  ]

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common Stock, par value $.01 per share                 33,436,471
    --------------------------------------         ----------------------------
                    Class                          Outstanding at August 8, 1996

                              FTP SOFTWARE, INC.

                               TABLE OF CONTENTS





PART I.     FINANCIAL INFORMATION                                          PAGE

Item 1.     Consolidated Financial Statements

            Consolidated Balance Sheets at June 30, 1996
            and December 31, 1995 (unaudited)                               3

            Consolidated Statements of Operations for the three and six
            months ended June 30, 1996 and 1995 (unaudited)                 4

            Consolidated Statements of Cash Flows for the six
            months ended June 30, 1996 and 1995 (unaudited)                 5

            Notes to Interim Consolidated Financial Statements              6

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            10

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                              20

Item 6.     Exhibits and Reports on Form 8-K                               20

            Signature                                                      22


                               FTP SOFTWARE, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                             JUNE 30,  DECEMBER 31,
                                               1996        1995
                                           ----------  ------------

ASSETS
Current assets:
  Cash and cash equivalents                  $ 14,150      $ 30,417
  Short-term investments                       27,836        36,211
  Accounts receivable, net of allowance
   for doubtful accounts of $1,800
   for 1996 and $1,600 for 1995                18,036        30,787
  Inventories                                   1,277         1,063
  Prepaid expenses and other current
   assets                                       7,077         3,623
  Income taxes                                 14,626         9,969
                                           ----------  ------------
    Total current assets                       83,002       112,070
  Property and equipment, net                  21,018        18,703
  Purchased software, net                       8,267         4,359
  Investments                                  53,849        52,751
  Deferred income taxes                         2,774         1,717
  Other assets                                  5,469           368
                                           ----------  ------------
      Total assets                           $174,379      $189,968
                                           ==========  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses      $ 10,946      $  9,904
  Accrued employee compensation and
   benefits                                     3,180         4,533
  Current portion of long-term
   obligations                                    576           811
  Deferred revenue                              8,750         9,091
                                           ----------  ------------
    Total current liabilities                  23,452        24,339
  Deferred income taxes                         2,283            --
  Long-term obligations                           821           821
                                           ----------  ------------
      Total liabilities                        26,556        25,160
                                           ----------  ------------
Stockholders' equity:
  Preferred stock, $0.01 par value;
   authorized 5,000,000 shares;
   none issued and outstanding                     --            --

  Common stock, $0.01 par value;
   authorized 50,000,000 shares;
   issued and outstanding
   26,967,104 and 26,506,729
   in 1996 and 1995,
   respectively                                  270           265

  Additional paid-in capital                   93,360        92,607
  Retained earnings                            50,541        72,130
  Equity adjustments                            3,652          (194)
                                           ----------  ------------
      Total stockholders' equity              147,823       164,808
        Total liabilities and              ----------  ------------
         stockholders' equity                $174,379      $189,968
                                           ==========  ============

   The accompanying notes are an integral part of these financial statements.

                               FTP SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                            THREE MONTHS ENDED         SIX MONTHS ENDED
                                                  JUNE 30,                 June 30,
                                             1996         1995         1996         1995
                                          ----------------------   ------------------------
      REVENUE:
        Product revenue                       $ 23,922     $30,884      $ 48,896     $ 59,545
        Service revenue                          4,209       3,199         8,239        5,852
                                              --------     -------      --------     --------
          Total revenue                         28,131      34,083        57,135       65,397
                                              --------     -------      --------     --------
      COST OF REVENUE:
        Product cost                             2,659       1,705         5,235        3,653
        Service cost                             2,997       2,463         5,647        4,826
                                              --------     -------      --------     --------
          Total cost of revenue                  5,656       4,168        10,882        8,479
                                              --------     -------      --------     --------

      GROSS MARGIN                              22,475      29,915        46,253       56,918
                                              --------     -------      --------     --------

      OPERATING EXPENSES:
        Sales and marketing                     13,081       8,420        25,575       15,503
        Product development                     18,619       4,934        39,392       10,494
        General and administrative               5,623       3,088        10,563        5,932
                                              --------     -------      --------     --------
          Total operating expenses              37,323      16,442        75,530       31,929
                                              --------     -------      --------     --------

      Income (loss) from operations            (14,848)     13,473       (29,277)      24,989

      Investment income                          1,156       1,253         2,185        2,296
                                              --------     -------      --------     --------

      Income (loss) taxes                      (13,692)     14,726       (27,092)      27,285

      (Benefit) provision for
       income taxes                               (545)      5,412        (5,503)      10,121
                                              --------     -------      --------     --------
      Net income (loss)                       $(13,147)    $ 9,314      $(21,589)    $ 17,164
                                              ========     =======      ========     ========
      Net income (loss) per
       share                                     $(.49)       $.33         $(.80)        $.61
                                              ========     =======      ========     ========
      Weighted average common
      and  common equivalent
      shares outstanding                        26,966      28,344        26,953       28,189
                                              ========     =======      ========     ========

   The accompanying notes are an integral part of these financial statements.

                               FTP SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS, UNAUDITED)

                                            SIX MONTHS ENDED JUNE 30,
                                              1996             1995
                                           ----------       ----------
Cash flows from operating activities:
  Net income (loss)                          $(21,589)         $17,164
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
    Depreciation and amortization               5,425            2,611
    Gain on disposition of property and
     equipment                                     (6)              --
    Provision for doubtful accounts               200               --
    Write-off of acquired in-process
     technology                                21,761            1,129
    Amortization of discounts and
     premiums on investments                       20               --
    Tax benefit of stock option activity           --            9,883
    Changes in operating assets and
     liabilities net of effects
      from acquisitions:
      Accounts receivable                      13,726           (5,791)
      Inventories                                 (87)            (310)
      Prepaid expenses and other
       current assets                          (2,122)            (488)
      Income taxes                             (6,629)          (1,849)
      Other assets                               (371)            (138)
      Accounts payable and accrued expenses       127           (1,008)
      Accrued employee compensation and
       benefits                                (1,924)             149
      Deferred revenue                           (341)           2,106
                                             --------       ----------
        Net cash provided by operating
         activities                             8,190           23,458
                                             --------       ----------

Cash flows from investing activities:
  Capital expenditures                         (5,820)          (2,966)
  Proceeds from disposition of property
   and equipment                                   16               --
  Maturities of investments                    13,716            6,453
  Acquisitions, net of cash acquired          (28,638)          (2,365)
  Increase in notes receivable                 (4,171)              --
  Other investing activities                      (56)              --
                                             --------       ----------
        Net cash (used for) provided by
         investing activities                 (24,953)           1,122
                                             --------       ----------
Cash flows from financing activities:
  Proceeds from issuance of common stock          758            4,163
  Principal payments on long-term
   obligations                                   (235)              --
                                             --------       ----------
        Net cash provided by financing
         activities                               523            4,163
                                             --------       ----------
Effect of exchange rate changes on cash           (27)              --
                                             --------       ----------
Net (decrease) increase in cash and
 cash equivalents                             (16,267)          28,743
Cash and cash equivalents, beginning of
 period                                        30,417           10,896
                                             --------       ----------
Cash and cash equivalents, end of period     $ 14,150          $39,639
                                             ========       ==========

   The accompanying notes are an integral part of these financial statements.

                               FTP SOFTWARE, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



1.   INTERIM FINANCIAL DATA

     The accompanying unaudited consolidated financial statements have been prepared by FTP Software, Inc. ("FTP" or the "Company") in accordance with generally accepted accounting principles. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the audited consolidated financial statements and notes related thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

     The results of the three- and six-month periods ended June 30, 1996 are not necessarily indicative of the results to be expected for the full fiscal year. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.   ACQUISITIONS

     On April 1, 1996, the Company acquired all of the outstanding stock of Campbell Services, Inc. ("Campbell Services"), the Southfield, Michigan-based developer of OnTime, for a net cash purchase price of approximately $15.0 million through the merger of a subsidiary of FTP into Campbell Services, which continues to operate as a wholly-owned subsidiary of FTP. This transaction was accounted for as a purchase. Based upon a valuation of the assets acquired, approximately $3.2 million was allocated to completed technology, which is included in purchased software and is being amortized over its estimated useful life of three years; approximately $9.8 million was allocated to in-process technology and charged to product development expense in the three-month period ended June 30, 1996; approximately $0.5 million was allocated to the net assets of Campbell Services; and the remaining $1.5 million was recorded as goodwill, which is included in other assets and is being amortized over its estimated useful life of three years.

     In February 1996, the Company acquired the Mariner product line of Networking Computing Devices, Inc. for a net cash purchase price of approximately $7.4 million. In March 1996, the Company acquired substantially all of the assets of HyperDesk Corporation, including its GroupWorks product, for a net cash purchase price of approximately $6.3 million. These transactions were accounted for as purchases and accordingly the Company has allocated approximately $1.8 million primarily to completed technology, which is included in purchased software and is being amortized over their estimated useful lives of three years. The remaining $11.9 million was allocated to in-process technology and charged to product development expense in the three-month period ended March 31, 1996.

     Results of operations include activity from the Mariner, HyperDesk and Campbell Services acquisitions since the dates of the acquisitions in February, March and April of 1996, respectively. Pro forma presentation as if these transactions occurred at January 1, 1996 is not presented as the impact would be immaterial.

     On July 22, 1996, the Company acquired Firefox Communications Inc. ("Firefox"), a supplier of server-centric departmental and LAN-based IP solutions and services, through a merger of a wholly-owned subsidiary of the Company into Firefox (the "Merger"). Pursuant to the Merger, all of the outstanding shares of the common stock of Firefox were converted into a total of approximately 6,397,324 shares of the Company's common stock and approximately $9.1 million in cash. The transaction will be accounted for as a purchase, and the Company expects that a significant portion of the purchase price will be allocated to in-process technology and charged to operations in the third quarter of 1996.

     The Company allocates the purchase price of acquired technologies to completed technology and in-process technology based upon their respective fair values. Completed technology that had reached technological feasibility was valued using a risk adjusted cash flow model under which future cash flows were discounted, taking into account risks related to existing and future markets and assessments of the life expectancy of completed technology. In-process technology that had not reached technological feasibility and that had no alternative future use was valued by using the same method. Expected future cash flows associated with in-process technology were discounted considering risks and uncertainties related to the viability of and to potential changes in the future target markets and to the completion of the products expected to ultimately be marketed by the Company. Amounts charged to product development expense for in-process technology are either not fully deductible in the same period or are non-deductible for tax purposes.

3.   RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform with the current year's presentations.

     Certain components of the statement of cash flows for the six-month period ended June 30, 1995 have been reclassified to appropriately reflect the acquisition of substantially all of the assets of Keyword Office Technologies Ltd. in March 1995. These reclassifications had no impact on the net increase in cash and cash equivalents during the period.

4.   LEGAL PROCEEDINGS

     On March 14, 1996, a class action lawsuit was filed in the United States District Court for the District of Massachusetts, naming FTP, certain of its officers and two former officers as defendants. The lawsuit, captioned Lawrence
                                                                        --------
M. Greebel v. FTP Software Inc., et al., Civil Action No. 96-10544, alleges that
- ---------------------------------------
the defendants publicly issued false and misleading statements and omitted to disclose material facts necessary to make such statements not false and misleading, which the plaintiffs contend caused an artificial inflation in the price of FTP's common stock. Specifically, the complaint alleges that the defendants knowingly concealed adverse facts and made false or misleading forward and non-forward looking statements concerning the operating results and financial condition of FTP, the effects of the Company's July 1995 corporate restructuring and changing competitive factors in FTP's industry. The lawsuit, which is purportedly brought on behalf of a class of purchasers of FTP's common stock during the period from July 14, 1995 to January 3, 1996, alleges violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10b-5 thereunder and seeks relief in the form of unspecified compensatory damages, costs and expenses and such other relief as the Court deems proper and just. Plaintiffs have indicated that they intend to file an amended complaint sometime in the near future.
Until then, defendants are not required to respond to the complaint. FTP has reviewed the allegations in the lawsuit, believes them to be without merit, and intends to defend itself and its officers vigorously. In order to support an adequate defense, FTP may be required to expend substantial sums for legal and expert fees and costs. The cost of defending the litigation and the outcome of the litigation are uncertain and cannot be estimated. If the lawsuit were determined adversely to FTP, FTP could be required to pay a substantial judgment, which could have a material adverse effect on the Company's business, financial condition and results of operations.

     On February 23, 1996, a class action lawsuit, captioned Richard Zeid and
                                                             ----------------
Siom Misrahi et al. v. John Kimberley, Frank M. Richardson, Mark A. Rowlinson
- -----------------------------------------------------------------------------
and Firefox Communications, Inc., Case No. C96 20136, was filed in the United
- --------------------------------
States District Court for the Northern District of California, San Francisco Division (transferred to the San Jose Division) naming Firefox and certain of its current and former officers and former directors as defendants. The original complaint alleged that the defendants misrepresented or failed to disclose material facts about Firefox's operations and financial results, which the plaintiffs contended resulted in an artificial inflation of the price of Firefox's common stock. The suit was purportedly brought on behalf of a class of purchasers of Firefox's common stock during the period from August 3, 1995 to January 2, 1996. The complaint alleged claims for violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder and sought relief in the form of unspecified compensatory damages, pre- and post-judgment interest, attorneys and expert witness fees and other extraordinary, equitable and/or injunctive relief as permitted by law, equity and the federal statutory provisions under which the suit was brought. On June 5, 1996, the District Court entered an order dismissing plaintiffs' complaint. Certain of plaintiffs' claims that alleged that Firefox was responsible for false and misleading analysts reports, Firefox statements and financial statements were dismissed with leave to amend. In addition, certain of plaintiffs' claims that warnings and disclosures in Firefox's Form 10-Qs were false and misleading were dismissed with prejudice.

     On July 19, 1996, plaintiffs filed an amended complaint. The amended complaint alleges that defendants misrepresented or failed to disclose material facts about Firefox's operations and financial results which the plaintiffs contend resulted in an artificial inflation of the price of Firefox's common stock. The amended complaint is purportedly brought on behalf of a class of purchasers of Firefox's common stock during the period from July 20, 1995 to January 2, 1996. The amended complaint also alleges claims for violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder and seeks relief in the form of unspecified compensatory damages, pre- and post-judgment interest, attorneys and expert witness fees and such extraordinary, equitable and/or injunctive relief as is permitted by law, equity and the federal statutory provisions under which the suit was brought. Specifically, the amended complaint alleges that defendants knew allegedly material adverse non-public information about Firefox's financial results and business conditions which allegedly was not disclosed, that they improperly directed that certain sales and revenues be recognized and failed to keep adequate reserves and participated in drafting, reviewing and/or approving allegedly misleading statements, releases, analysts reports and other public representations, including disclaimers and warnings of and about Firefox. The amended complaint also alleges that John A. Kimberley, an officer and director of Firefox, and Frank Richardson, a former officer and director of Firefox, are liable as "controlling persons" of Firefox.

     Firefox has reviewed the allegations in the lawsuit, believes them to be without merit and intends to defend itself and its officers and directors vigorously. In order to support an adequate defense, Firefox may be required to expend substantial sums for legal and expert fees and costs. The cost of defending the litigation and the outcome of the litigation are uncertain and cannot be estimated. If the lawsuit were determined adversely to Firefox, Firefox could be required to pay a substantial judgment, which could have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW; RECENT DEVELOPMENTS

     The following discussion and analysis provides information that management of FTP Software, Inc. ("FTP" or the "Company") believes is relevant to an assessment and understanding of FTP's consolidated results of operations and financial condition for the three- and six-month periods ended June 30, 1996. This discussion should be read in conjunction with FTP's unaudited consolidated financial statements and the notes related thereto included elsewhere herein.

     Forward-looking statements in this section and elsewhere in this Report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All forward-looking statements involve risks and uncertainties, and actual results could differ materially from those projected in the forward-looking statements contained herein for a variety of reasons. These reasons include, but are not limited to, competition, technological and other market changes, increased demands on management as a result of recent acquisitions, changes in distributor terms or performance, and other risks outlined in Exhibit 99, "Cautionary Factors Relevant to Forward-Looking Statements," to this Report ("Exhibit 99"), incorporated herein by reference.

      FTP designs, develops, markets and supports software products that enable personal computer users to find, access and use heterogeneous hardware, information and applications resources across local area, enterprise-wide and global networks. The Company's principal networking products, OnNet(R) and PC/TCP(R), which are based upon the industry standard Transmission Control Protocol/Internet Protocol ("TCP/IP") data communications protocol suite, enable remote access, file and resource sharing and other applications across a variety of operating systems, computing platforms and network environments. To date, substantially all of FTP's revenue has been attributable to sales of its OnNet and PC/TCP product lines. Other FTP products allow users to search, organize and share information, view and convert documents in a large number of different formats, including legacy formats, and collaborate with other users. The Company's products emphasize performance, reliability, functionality, robustness and compatibility, which the Company believes are the key purchasing criteria, along with technical support and special engineering capability, for organizations establishing and expanding computer networks.

     FTP made substantial investments in new technologies during the six-month period ended June 30, 1996. In February 1996, FTP acquired the Mariner product line of Network Computing Devices, Inc. for a net cash purchase price of approximately $7.4 million. In March 1996, FTP acquired substantially all of the assets of HyperDesk Corporation, including its GroupWorks product, for a net cash purchase price of approximately $6.3 million. In April 1996, FTP acquired all of the outstanding stock of Campbell Services, Inc. ("Campbell Services"), the Southfield, Michigan-based developer of OnTime, for a net cash purchase price of approximately $15.0 million through the merger of a subsidiary of FTP into Campbell Services, which continues to operate as a wholly-owned subsidiary of FTP.

     In 1996, it became evident that the increasingly rapid evolution of the Internet market was resulting in confusion among even sophisticated users of TCP/IP and Internet products as to the capabilities and the interplay of the various products available in the market, including the potential for the combination of such products to form private intranets. As a result, and in connection with its determination to effect certain cost-cutting measures, FTP decided to reorganize its operations to better position itself to address customer needs and to take advantage of the market potential for intranet product suites incorporating both TCP/IP and Internet products. Such cost-cutting measures included a reduction of approximately 10% in the number of FTP's full-time employees, effected May 1, 1996. See "-- Liquidity and Capital Resources" below.

     On July 22, 1996, FTP acquired Firefox Communications Inc. ("Firefox") through the merger of a subsidiary of FTP into Firefox, which continues to operate as a wholly-owned subsidiary of FTP. Pursuant to the merger, all of the outstanding common stock of Firefox was converted into a total of approximately 6,397,324 shares of FTP's common stock and approximately $9.1 million in cash. Firefox develops, markets and supports server-based networking connectivity and communications software. Firefox's products provide connectivity for local area networks ("LANs") running Novell NetWare and allow work groups to access local and remote computing resources, including the Internet, across different networking protocols and client operating systems. Firefox's products are centrally configured on the server and integrated with the network operating system ("NOS"), thereby taking advantage of the management and security features already implemented in the NOS and enhancing control, administration and security of the LAN.

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

TOTAL REVENUE

     Total revenue consists of product revenue and service revenue. Product revenue includes revenue from product sales and royalties from certain OEM customers. Service revenue includes revenue from maintenance, consulting and training contracts and is recognized ratably over the length of the contract periods.

     Total revenue decreased from approximately $34.1 million in the second quarter of 1995 to approximately $28.1 million in the second quarter of 1996. Product revenue decreased from approximately $30.9 million in the second quarter of 1995 to approximately $23.9 million in the second quarter of 1996. As a percentage of total revenue, product revenue decreased from approximately 91% in the second quarter of 1995 to approximately 85% in the same period in 1996. Service revenue increased from approximately $3.2 million in the second quarter of 1995 to approximately $4.2 million in the second quarter of 1996. As a percentage of total revenue, service revenue increased from approximately 9% in the second quarter of 1995 to approximately 15% in the same quarter of 1996.

     The Company's total revenue decreased from approximately $65.4 million in the first six months of 1995 to approximately $57.1 million in the first six months of 1996. Product revenue decreased from approximately $59.5 million (approximately 91% of total revenue) in the first six months of 1995 to approximately $48.9 million (approximately 86% of total revenue) in the first six months of 1996. Service revenue increased from approximately $5.9 million (approximately 9% of total revenue) in the first six months of 1995 to approximately $8.2 million (approximately 14% of total revenue) in the first six months of 1996.

     While unit sales increased from the three- and six-month periods ended
June 30, 1995 to the three- and six-month periods ended June 30, 1996, product revenue decreased over such periods primarily as a result of an increase in the number of competitors and competing products offered in the TCP/IP market, and both a lengthening of the product sales cycles and lower average unit sales prices for FTP's products, which FTP believes was attributable not only to such increased competition but also to an increase in lower-priced or no-cost products introduced by certain of FTP's competitors in the third and fourth quarters of 1995 and a decrease in customer demand for DOS-based products. In addition, the Company believes that federal government budgetary uncertainties that existed during 1995 and the first three months of 1996 resulted in a decrease in sales to federal government customers during the first quarter of 1996, which also contributed to the product revenue decrease in the current year six-month period. The increases in service revenue from the three- and six-month periods ended June 30, 1995 to the three- and six-month periods ended June 30, 1996 were primarily attributable to increased growth in FTP's installed product base from which such revenues are obtained. FTP anticipates that service revenue will continue to increase as a percentage of total revenue as FTP's installed product base continues to grow and as FTP markets its services more effectively to customers.

     International sales consist of export sales, primarily to customers in Europe, Asia Pacific and Canada. International sales of approximately $14.6 million and $9.9 million accounted for approximately 43% and 35% of total revenue for the second quarter of 1995 and 1996, respectively. International sales of approximately $29.6 million and $23.8 million accounted for approximately 45% and 42% of the Company's total revenue for the six months ended June 30, 1995 and 1996, respectively. The decreases from the second quarter of 1995 to the second quarter of 1996 and from the first six months of 1995 to the first six months of 1996 were primarily due to increased competition, longer sales cycles and lower average unit sales prices as described in the preceding paragraph. Also contributing to the percentage decreases over such periods was the effect of an increase in the Company's U.S. sales base resulting from the acquisition of Campbell Services. Unfavorable monetary conditions that existed in certain Latin American countries during the first quarter of 1996 resulted in a slight decrease in sales and/or a slight decrease in average unit sales prices to customers in those countries during that quarter, which also contributed to the product revenue decrease in the current year six-month period.

     Historically, FTP has priced, invoiced and collected international sales primarily in United States dollars. Accordingly, currency fluctuations have not had a material effect on FTP's income from operations. However, Firefox prices, invoices and collects a substantial portion of its sales in foreign currencies, primarily British pounds sterling. In addition, FTP anticipates that as the size of its international customers and contracts increases, it will also transact a greater number of sales in local currencies. Accordingly, the Company anticipates that currency fluctuations will have an increased effect on its results of operations and financial condition.

     As indicated above, FTP is facing increasing competition in the TCP/IP market which has resulted in a lengthening of the sales cycles and a decrease in average unit sales prices for FTP's products. In response to increased pricing pressures from competitors, FTP may further reduce the average unit sales prices for its products. If this occurs and if FTP is unable to increase unit sales to offset any such reduction or effect offsetting cost reductions, there may be a material adverse effect on FTP's results of operations and financial condition. The slow-down in FTP's sales is also due, in part, to technological changes in the market such as the decline in the use of DOS-based computing systems, to the embedding of competing products into new PCs, and to slower sales rates similar in effect to those experienced and announced by hardware and other software manufacturers. The continuation of these trends may continue to have a material adverse effect on FTP's revenue.

     Additionally, management of FTP believes that the rapid expansion of its sales and marketing force since January 1, 1995, from 220 persons at December 31, 1994 to 329 persons at December 31, 1995 to 375 persons at May 2, 1996, and the opening and expansion of several new offices outside of the United States during 1995 and early 1996 has resulted in certain inefficiencies in its sales and marketing organizations. If such inefficiencies cannot be eliminated, FTP will not be able to take full advantage of the expansion of its sales and marketing organizations, which may have a material adverse effect on its results of operations. Also, the Company's recent acquisitions, particularly its acquisition of Firefox, have required the attention and dedication of management and other resources, which has caused a disruption of the business activities of the Company and, in the case of the Firefox acquisition, Firefox, as well as a loss of momentum in the business of Firefox. Finally, the Company has experienced a loss of additional personnel since the May 1996 reorganization described above under "-- Overview," which the Company believes is attributable to increased competition for qualified personnel in the industry and, to a lesser extent, the integration of Firefox and other recent acquisitions. FTP's ability to maintain or increase revenue will be dependent upon its ability to effectively respond to these factors. See Exhibit 99 for additional discussion of these and other factors which may affect FTP's business, revenue and financial condition.

GROSS MARGIN

     Product gross margin as a percentage of product revenue was approximately 94% for both the three- and six-month periods ended June 30, 1995 and approximately 89% for both the three- and six-month periods ended June 30, 1996. The product gross margin percentage decreases from 1995 to 1996 reflected both the decreases in product revenue described above under "-- Total Revenue" and increases in costs, primarily those associated with the amortization of technologies licensed or purchased in 1995 and 1996. Amortization expenses were approximately $0.8 million and $2.2 million for the three- and six-month periods ended June 30, 1996, respectively, compared to approximately $0.7 million and $1.6 million, respectively, for the same periods in 1995.

     Service gross margin as a percentage of service revenue was approximately 23% and 29% for the second quarter of 1995 and 1996, respectively, and approximately 18% and 31% for the six months ended June 30, 1995 and 1996, respectively. These increases are primarily attributable to a higher rate of increase in FTP's installed product base from which such revenues are obtained over the cost of providing such services.

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

SALES AND MARKETING

     Sales and marketing expenses increased from approximately $8.4 million in the second quarter of 1995 to approximately $13.1 million in the second quarter of 1996. Such expenses as a percentage of total revenue were approximately 25% in the second quarter of 1995 and approximately 47% in the second quarter of 1996. Sales and marketing expenses increased from approximately $15.5 million in the first six months of 1995 to approximately $25.6 million in the first six months of 1996. Such expenses as a percentage of total revenue were approximately 24% and 45% for the six-month periods ended June 30, 1995 and 1996, respectively. The $4.7 million increase in the second quarter of 1996 and the $10.1 million increase in the first six months of 1996 were primarily the result of efforts to increase sales through the opening and expansion of several international and domestic offices beginning in the first quarter of 1995 (including the opening and expansion of offices in Europe and the opening of offices in Japan and Singapore), increasing the number of sales and marketing employees and increasing the levels of advertising, trade show and international marketing activities. The percentage increases over these periods were due to both the dollar increases in such expenses described above and the dollar decreases in revenue over such periods described under "-- Total Revenue" above.

     FTP expects to continue to incur significant expenses during 1996 relating to continued domestic and international sales and marketing activities and the expansion of certain of FTP's international offices. In addition, FTP expects to incur both proportionately and incrementally higher sales and marketing expenses in the remainder of 1996 related to the integration of Firefox. As a result of these factors, sales and marketing expenses are expected to continue to increase both in dollars and as a percentage of revenue in 1996.

PRODUCT DEVELOPMENT

     Product development expenses increased from approximately $4.9 million in the second quarter of 1995 to approximately $18.6 million in the second quarter of 1996, representing approximately 14% and 66% of total revenue for each period, respectively. Product development expenses increased from approximately $10.5 million in the first six months of 1995 to approximately $39.4 million in the first six months of 1996, representing approximately 16% and 69% of total revenue for each period, respectively.

     The $13.7 million increase in product development expenses in the second quarter of 1996 is primarily attributable to a charge of approximately $9.8 million (approximately 35% of total revenue) for acquired in-process technology related to the acquisition of Campbell Services and to additional compensation expenses related to an increase in personnel compared to the prior year period. The $28.9 million increase in product development expenses in the first six months of 1996 is primarily attributable to charges totaling approximately $21.8 million (approximately 38% of total revenue) for acquired in-process technologies related to the Campbell Services, HyperDesk and Mariner acquisitions described under "-- Overview" and to additional compensation expenses related to the aforementioned increase in personnel.

     Excluding the $9.8 million charge for acquired in-process technology in the second quarter of 1996, product development expenses as a percentage of total revenue increased from approximately 14% for the second quarter of 1995 to approximately 31% for the second quarter of 1996. Excluding a $1.1 million charge for acquired in-process technology in the first quarter of 1995 and the $21.8 million charges for acquired in-process technologies in the current year six-month period, product development expenses as a percentage of total revenue increased from approximately 14% for the six months ended June 30, 1995 to approximately 31% for the six months ended June 30, 1996. Such percentage increases are primarily attributable to the decreases in total revenue and the increases in personnel-related expenses in the current year periods compared to the prior year periods.

     FTP expects product development expenses to continue to increase in the remainder of 1996 both as a result of the growing demand of customers for increased functionality in networking software products and as a result of the Campbell Services and Firefox acquisitions.

     The Company allocates the purchase price of acquired technologies to completed technology and in-process technology based upon their respective fair values. Completed technology that has reached technological feasibility is valued using a risk adjusted cash flow model under which future cash flows are discounted, taking into account risks related to existing and future markets and assessments of the life expectancy of the completed technology. In-process technology that has not reached technological feasibility and that has no alternative future use is valued using the same method. Expected future cash flows associated with in-process technology are discounted considering risks and uncertainties related to the viability of and to the potential changes in future target markets and to the completion of the products expected to ultimately be marketed by the Company. Amounts charged to product development expense for in-process technology are either not fully deductible in the same period or are non-deductible for tax purposes.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses increased from approximately $3.1 million in the second quarter of 1995 to approximately $5.6 million in the second quarter of 1996, representing approximately 9% and 20% of total revenue for such periods, respectively. General and administrative expenses increased from approximately $5.9 million in the first six months of 1995 to approximately $10.6 million in the first six months of 1996, representing approximately 9% and 18% of total revenue, respectively. Approximately $1.0 million of both the $2.5 million increase in the second quarter of 1996 and the $4.7 million increase in the first six months of 1996 was related to expenses incurred in connection with the May 1996 reorganization of the Company described above under "-- Overview"; the remainder of the increases in the current year three- and six-month periods was primarily due to expenses relating to an increase in personnel compared to the same periods of 1995. The percentage increases over such periods were also due to such factors as well as to the decreases in revenue over such periods described above under "-- Total Revenue."

INCOME (LOSS) FROM OPERATIONS

     The Company had income from operations of approximately $13.5 million in the second quarter of 1995 compared to a loss from operations of approximately $14.8 million in the second quarter of 1996, representing approximately 40% and
(53)% of total revenue for each period, respectively. The Company had income from operations of approximately $25.0 million in the six months ended June 30, 1995 compared to a loss from operations of approximately $29.3 million in the six months ended June 30, 1996, representing approximately 38% and (51)% of total revenue for each period respectively. These decreases were primarily due to the decreases in total revenue described above under "--Total Revenue," the charges for the acquisitions of in-process technologies described above under "--Product Development," the expenses related to the Company's May 1996 reorganization described above under "-- General and Administrative," and the other increases in expenses described above.

     Excluding the $9.8 million charge for acquired in-process technology in the second quarter of 1996 and the $1.0 million of expenses related to the Company's May 1996 reorganization referred to above, loss from operations was approximately $4.0 million (approximately (14)% of total revenue) for the second quarter of 1996. For the six months ended June 30, 1995, excluding a $1.1 million charge for acquired in-process technology in the first quarter of 1995, income from operations was approximately $26.1 million (approximately 40% of total revenue); for the six months ended June 30, 1996, excluding the $21.8 million of charges for acquired in-process technology and the expenses of the May 1996 reorganization, loss from operations was approximately $6.5 million (approximately (11)% of total revenue).

     As described in its Joint Proxy Statement/Prospectus dated June 26, 1996 relating to the Firefox acquisition, the Company expects that a significant portion of the purchase price for the Firefox acquisition will be allocated to in-process technology and charged to operations in the third quarter of 1996, which is expected to cause the Company to incur a loss from operations both for that quarter and for 1996.

INVESTMENT INCOME

     Investment income decreased from approximately $1.3 million in the second quarter of 1995 to approximately $1.2 million in the second quarter of 1996 and from approximately $2.3 million in the first six months of 1995 to approximately $2.2 million in the first six months of 1996. The decreases from 1995 to 1996 were primarily attributable to a reduction in the Company's investment portfolio resulting from the investment of cash in the acquisition of new technologies in 1996 as described above under "-- Overview." The Company places net cash provided by operating activities into high grade tax-free municipal bonds, U.S. government treasury obligations, high grade corporate obligations and equity investments.

PROVISION FOR INCOME TAXES

     The provision for income taxes was approximately $5.4 million in the second quarter of 1995 compared to a benefit of approximately $0.5 million in the second quarter of 1996. The effective tax rate decreased from 37% in the second quarter of 1995 to 4% in the second quarter of 1996. The provision for income taxes was approximately $10.1 million in the first six months of 1995 compared to a benefit of approximately $5.5 million in the first six months of 1996. The effective tax rate decreased from 37% in the first six months of 1995 to 20% in the first six months of 1996. The Company has decreased its effective tax rate in the current year periods to adjust for the non-deductibility for federal income tax purposes of certain of the expenses incurred or to be incurred by the Company in connection with the Campbell Services acquisition and the decline in operating results in 1996. Also contributing to the difference between the statutory rate and the effective rate for each period were the tax benefits from the Company's foreign sales corporation, exempt interest income and research and experimentation credits.

     Because certain of the additional expenses incurred or to be incurred by FTP subsequent to the second quarter of 1996 in connection with the Firefox acquisition will not be deductible for federal income tax purposes, FTP anticipates that the effective tax rate for subsequent quarters of 1996 will continue to be adversely affected.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1996, FTP had an aggregate of approximately $95.8 million in cash and cash equivalents, short-term investments and long-term investments. Of this amount, approximately $14.2 million was invested primarily in highly liquid investments with original maturities of three months or less, approximately $27.8 million was invested in short-term investments consisting of U.S. government obligations and commercial paper with maturities of less than one year and approximately $53.8 million was invested U.S. government obligations, commercial paper and municipal obligations with maturities of greater than one year and in equity investments. For the six months ended June 30, 1995 and 1996, FTP generated funds from operations of approximately $23.5 million and $8.2 million, respectively.

     Accounts receivable, net, totaled approximately $30.8 million at December 31, 1995 and approximately $18.0 million at June 30, 1996. The decrease in accounts receivable from December 31, 1995 to June 30, 1996 is primarily attributable to the decrease in revenue in the first six months of 1996 and to the payment in early 1996 of a substantial portion of the accounts receivable outstanding at December 31, 1995.

     In March 1995, FTP acquired substantially all of the assets of Keyword Office Technologies Ltd. for a net cash purchase price of approximately $2.4 million. As noted above under "-- Overview," in February 1996, FTP acquired the Mariner product line of Network Computing Devices, Inc. for a net cash purchase price of approximately $7.4 million; in March 1996, FTP acquired substantially all of the assets of HyperDesk Corporation for a net cash purchase price of approximately $6.3 million; and in April 1996, FTP acquired all of the outstanding stock of Campbell Services by merger for a net cash purchase price of approximately $15.0 million. In July 1996, FTP acquired Firefox by merger pursuant to which all of the outstanding common stock of Firefox was converted into a total of approximately 6,397,324 shares of FTP's common stock and approximately $9.1 million in cash.

     FTP made capital expenditures of approximately $3.0 million and $5.8 million in the six months ended June 30, 1995 and 1996, respectively. The increase in capital expenditures in the six months ended June 30, 1996 is primarily the result of the purchase of equipment, primarily relating to information systems.

     In connection with the May 1996 reorganization described above under "-- Overview," FTP recorded a restructuring charge during the second quarter of 1996 of approximately $1.0 million, which includes severance payments and other related expenses incurred in connection with such reorganization.

     To date, inflation has not had a material impact on the Company's financial results.

     Looking forward, FTP believes that its available cash, cash equivalents and short-term investments and expected cash flow from operations will be sufficient to fund FTP's operations at least through 1996. As noted above under "-- Overview," FTP intends to fund its future acquisitions through its cash resources, the issuance of shares of its common stock or other securities, or a combination thereof. There can be no assurance, however, that the capital resources necessary to continue to fund its operations or such acquisitions will be available or that, if available, such resources will be on terms acceptable to FTP.

     On March 14, 1996, a class action lawsuit was filed in the United States District Court for the District of Massachusetts, naming FTP, certain of its officers and two former officers as defendants. The lawsuit, captioned
Lawrence M. Greebel v. FTP Software Inc., et al., Civil Action No. 96-10544,
- -------------------------------------------------
alleges that the defendants publicly issued false and misleading statements and omitted to disclose material facts necessary to make such statements not false and misleading, which the plaintiffs contend caused an artificial inflation in the price of FTP's common stock. Specifically, the complaint alleges that the defendants knowingly concealed adverse facts and made false or misleading forward and non-forward looking statements concerning the operating results and financial condition of FTP, the effects of the Company's July 1995 corporate restructuring and changing competitive factors in FTP's industry. The lawsuit, which is purportedly brought on behalf of a class of purchasers of FTP's common stock during the period from July 14, 1995 to January 3, 1996, alleges violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10b-5 thereunder and seeks relief in the form of unspecified compensatory damages, costs and expenses and such other relief as the Court deems proper and just. Plaintiffs have indicated that they intend to file an amended complaint sometime in the near future.
Until then, defendants are not required to respond to the complaint. FTP has reviewed the allegations in the lawsuit, believes them to be without merit, and intends to defend itself and its officers vigorously. In order to support an adequate defense, FTP may be required to expend substantial sums for legal and expert fees and costs. The cost of defending the litigation and the outcome of the litigation are uncertain and cannot be estimated. If the lawsuit were determined adversely to FTP, FTP could be required to pay a substantial judgment, which could have a material adverse effect on the Company's business, financial condition and results of operations.

     On February 23, 1996, a class action lawsuit, captioned Richard Zeid
                                                             ------------
and Siom Misrahi et al. v. John Kimberley, Frank M. Richardson, Mark A.
- -----------------------------------------------------------------------
Rowlinson and Firefox Communications, Inc., Case No. C96 20136, was filed in the
- ------------------------------------------
United States District Court for the Northern District of California, San Francisco Division (transferred to the San Jose Division) naming Firefox and certain of its current and former officers and former directors as defendants. The original complaint alleged that the defendants misrepresented or failed to disclose material facts about Firefox's operations and financial results, which the plaintiffs contended resulted in an artificial inflation of the price of Firefox's common stock. The suit was purportedly brought on behalf of a class of purchasers of Firefox's common stock during the period from August 3, 1995 to January 2, 1996. The complaint alleged claims for violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder and sought relief in the form of unspecified compensatory damages, pre- and post-judgment interest, attorneys and expert witness fees and other extraordinary, equitable and/or injunctive relief as permitted by law, equity and the federal statutory provisions under which the suit was brought. On June 5, 1996, the District Court entered an order dismissing plaintiffs' complaint. Certain of plaintiffs' claims that alleged that Firefox was responsible for false and misleading analysts reports, Firefox statements and financial statements were dismissed with leave to amend. In addition, certain of plaintiffs' claims that warnings and disclosures in Firefox's Form 10-Qs were false and misleading were dismissed with prejudice.

     On July 19, 1996, plaintiffs filed an amended complaint. The amended complaint alleges that defendants misrepresented or failed to disclose material facts about Firefox's operations and financial results which the plaintiffs contend resulted in an artificial inflation of the price of Firefox's common stock. The amended complaint is purportedly brought on behalf of a class of purchasers of Firefox's common stock during the period from July 20, 1995 to January 2, 1996. The amended complaint also alleges claims for violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder and seeks relief in the form of unspecified compensatory damages, pre- and post-judgment interest, attorneys and expert witness fees and such extraordinary, equitable and/or injunctive relief as is permitted by law, equity and the federal statutory provisions under which the suit was brought. Specifically, the amended complaint alleges that defendants knew allegedly material adverse non-public information about Firefox's financial results and business conditions which allegedly was not disclosed, that they improperly directed that certain sales and revenues be recognized and failed to keep adequate reserves and participated in drafting, reviewing and/or approving allegedly misleading statements, releases, analysts reports and other public representations, including disclaimers and warnings of and about Firefox. The amended complaint also alleges that John A. Kimberley, an officer and director of Firefox, and Frank Richardson, a former officer and director of Firefox, are liable as "controlling persons" of Firefox.

     Firefox has reviewed the allegations in the lawsuit, believes them to be without merit and intends to defend itself and its officers and directors vigorously. In order to support an adequate defense, Firefox may be required to expend substantial sums for legal and expert fees and costs. The cost of defending the litigation and the outcome of the litigation are uncertain and cannot be estimated. If the lawsuit were determined adversely to Firefox, Firefox could be required to pay a substantial judgment, which could have a material adverse effect on the Company's business, financial condition and results of operations.

                           PART II OTHER INFORMATION


  ITEM 1.  LEGAL PROCEEDINGS.

     For a description of certain legal proceedings involving FTP and a description of certain legal proceedings involving Firefox, see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I of this Report.

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

       A.   EXHIBITS

EXHIBIT NO.        TITLE
- -----------        -----

3.1             Restated Articles of Organization of the Company(1)

3.2 Certificate of Designation, Preferences and Rights of Junior Preferred Stock of the Company(1)

3.3             Amended and Restated Bylaws of the Company(1)

4.1             Specimen common stock certificate(1)

4.2 Rights Agreement dated as of December 2, 1995 between the Company and State Street Bank and Trust Company, as Rights Agent (including form of Rights Certificate)(1)

10.1 Indenture of Lease between the Company and North Andover Mills Realty dated November 19, 1991(1)

10.2 Amendment No. 1 to Indenture of Lease between the Company and North Andover Mills Realty dated as of September 1, 1992(1)

10.3 Amendment No. 2 to Indenture of Lease between the Company and North Andover Mills Realty dated as of January 6, 1993(1)

10.4 Amendment No. 3 to Indenture of Lease between the Company and North Andover Mills Realty dated as of June 18, 1993(1)

10.5 Amendment No. 4 to Indenture of Lease between the Company and North Andover Mills Realty dated as of September 30, 1993(1)

10.6 Amendment No. 5 to Indenture of Lease between the Company and North Andover Mills Realty Limited Partnership dated August 12, 1995(1)

10.7 Employment Agreement between the Company and David H. Zirkle dated as of March 1, 1993(1)

10.8 Amendment No. 1 to Employment Agreement between the Company and David H. Zirkle dated as of June 14, 1993(1)

10.9 Amendment No. 2 to Employment Agreement between the Company and David H. Zirkle dated as of August 15, 1994(1)

10.10 Amendment No. 3 to Employment Agreement between the Company and David H. Zirkle dated as of February 28, 1995(1)

EXHIBIT NO.          TITLE
- -----------          -----

10.11          FTP Software, Inc. Stock Option Plan(1)

10.12          FTP Software, Inc. 1993 Non-Employee Directors' Stock
               Option Plan(1)

10.13 Amendment No. 1 to FTP Software, Inc. 1993 Non-Employee Directors' Stock Option Plan effective as of June 2, 1995(1)

10.14          FTP Software, Inc. 1993 Executive Bonus Plan(1)

10.15          FTP Software, Inc. 1994 Executive Compensation Plan(1)

10.16          FTP Software, Inc. 1995 Executive Compensation Plan(1)

10.17 Indenture of Lease between the Company and Andover Mills Realty Limited Partnership dated as of October 1, 1993(1)

10.18 Amendment No. 1 to Indenture of Lease between the Company and Andover Mills Realty Limited Partnership dated as of
               February 10, 1994(1)

10.19 Amendment No. 2 to Indenture of Lease between the Company and Andover Mills Realty Limited Partnership dated as of
               June 7, 1995(1)

10.20          FTP Software, Inc. 1995 V-P Sales Plan(1)

10.21 Amended and Restated Agreement and Plan of Merger by and among the Company, Firefox Acquisition Corp. and Firefox Communications Inc. dated as of May 21, 1996(2)

11             Weighted Shares Used in Computation of Earnings Per Share*

27             Financial Data Schedule*

99             Cautionary Statements Relevant to Forward-Looking Statements*

_____________________
*Filed herewith

(1) Included with, and incorporated herein by reference to, the Company's Registration Statement on Form S-4 (No. 333-06917) filed with the Securities and Exchange Commission (the "Commission") on June 26, 1996.

(2) Included as Appendix A to, and incorporated herein by reference to, the Company's Joint Proxy Statement/Prospectus for its Special Meeting of Stockholders filed with the Commission on July 1, 1996.

                              SIGNATURE



  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             FTP SOFTWARE, INC.


                                 /s/ John J. Warnock, Jr.
  Date:  August 14, 1996     By:--------------------------------------
                                 John J. Warnock, Jr.
                                 Senior Vice President, Chief Financial
                                 Officer and Treasurer
                                 (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

  EXHIBIT NO.          TITLE
  -----------          -----

  3.1               Restated Articles of Organization of the Company(1)

  3.2 Certificate of Designation, Preferences and Rights of Junior Preferred Stock of the Company(1)

  3.3               Amended and Restated Bylaws of the Company(1)

  4.1               Specimen common stock certificate(1)

  4.2 Rights Agreement dated as of December 2, 1995 between the Company and State Street Bank and Trust Company, as Rights Agent (including form of Rights Certificate)(1)

  10.1 Indenture of Lease between the Company and North Andover Mills Realty dated November 19, 1991(1)

  10.2 Amendment No. 1 to Indenture of Lease between the Company and North Andover Mills Realty dated as of September 1, 1992(1)

  10.3 Amendment No. 2 to Indenture of Lease between the Company and North Andover Mills Realty dated as of January 6, 1993(1)

  10.4 Amendment No. 3 to Indenture of Lease between the Company and North Andover Mills Realty dated as of June 18, 1993(1)

  10.5 Amendment No. 4 to Indenture of Lease between the Company and North Andover Mills Realty dated as of September 30, 1993(1)

  10.6 Amendment No. 5 to Indenture of Lease between the Company and North Andover Mills Realty Limited Partnership dated August 12, 1995(1)

  10.7 Employment Agreement between the Company and David H. Zirkle dated as of March 1, 1993(1)

  10.8 Amendment No. 1 to Employment Agreement between the Company and David H. Zirkle dated as of June 14, 1993(1)

  10.9 Amendment No. 2 to Employment Agreement between the Company and David H. Zirkle dated as of August 15, 1994(1)

  10.10 Amendment No. 3 to Employment Agreement between the Company and David H. Zirkle dated as of February 28, 1995(1)

  10.11             FTP Software, Inc. Stock Option Plan(1)

  10.12             FTP Software, Inc. 1993 Non-Employee Directors' Stock Option
                    Plan(1)

  10.13 Amendment No. 1 to FTP Software, Inc. 1993 Non-Employee Directors' Stock Option Plan effective as of June 2, 1995(1)

  EXHIBIT NO.          TITLE
  -----------          -----

  10.14            FTP Software, Inc. 1993 Executive Bonus Plan(1)

  10.15            FTP Software, Inc. 1994 Executive Compensation Plan(1)

  10.16            FTP Software, Inc. 1995 Executive Compensation Plan(1)

  10.17 Indenture of Lease between the Company and Andover Mills Realty Limited Partnership dated as of October 1, 1993(1)

  10.18 Amendment No. 1 to Indenture of Lease between the Company and Andover Mills Realty Limited Partnership dated as of
                   February 10, 1994(1)

  10.19 Amendment No. 2 to Indenture of Lease between the Company and Andover Mills Realty Limited Partnership dated as of June 7, 1995(1)

  10.20            FTP Software, Inc. 1995 V-P Sales Plan(1)

  10.21 Amended and Restated Agreement and Plan of Merger by and among the Company, Firefox Acquisition Corp. and Firefox Communications Inc. dated as of May 21, 1996(2)

  11               Weighted Shares Used in Computation of Earnings Per Share*

  27               Financial Data Schedule*

  99               Cautionary Statements Relevant to Forward-Looking Statements*

  _____________________
  *Filed herewith

  (1) Included with, and incorporated herein by reference to, the Company's Registration Statement on Form S-4 (No. 333-06917) filed with the Securities and Exchange Commission (the "Commission") on June 26, 1996.

  (2) Included as Appendix A to, and incorporated herein by reference to, the Company's Joint Proxy Statement/Prospectus for its Special Meeting of Stockholders filed with the Commission on July 1, 1996.