Form 10-Q
period 1996-09-30
FTP SOFTWARE INC
filed 1996-11-14
CIK 912548

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996
                                    ------------------

                                           OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM _______ TO _______

                         COMMISSION FILE NUMBER 0-22466

                               FTP SOFTWARE, INC.
             (Exact name of registrant as specified in its charter)

MASSACHUSETTS                                            04-2906463
(State or other jurisdiction of              (I.R.S.Employer Identification No.)
incorporation or organization)


100 BRICKSTONE SQUARE, FIFTH FLOOR
ANDOVER, MASSACHUSETTS                                    01810
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
Yes [X]  No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share                     33,619,096
--------------------------------------           -------------------------------
              Class                              Outstanding at November 8, 1996

                              FTP SOFTWARE, INC.

                               TABLE OF CONTENTS





PART I.     FINANCIAL INFORMATION                                          PAGE

Item 1.     Consolidated Financial Statements

            Consolidated Balance Sheets at September 30, 1996
            and December 31, 1995 (unaudited)                                3

            Consolidated Statements of Operations for the three and nine
            months ended September 30, 1996 and 1995 (unaudited)             4

            Consolidated Statements of Cash Flows for the nine
            months ended September 30, 1996 and 1995 (unaudited)             5

            Notes to Interim Consolidated Financial Statements               6

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             11

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                               22

Item 4.     Submission of Matters to a Vote of Security Holders             22

Item 5.     Other Information                                               23

Item 6.     Exhibits and Reports on Form 8-K                                23

            Signature                                                       26


                               FTP SOFTWARE, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                         SEPTEMBER 30,  DECEMBER 31,
                                             1996          1995
                                        -------------  ------------
ASSETS
Current assets:
  Cash and cash equivalents                  $ 14,210      $ 30,237
  Short-term investments                       24,108        36,211
  Accounts receivable, net of allowance
   for doubtful accounts of $1,800 for
   1996 and $1,600 for 1995                    12,882        30,787
  Inventories                                   1,438         1,063
  Prepaid expenses and other current assets     4,983         3,185
  Refundable income taxes                      15,332        11,686
  Net assets of discontinued operations         6,295         1,333
                                             --------      --------
     Total current assets                      79,248       114,502
Property and equipment, net                    20,327        18,355
Purchased software, net                         6,309         3,653
Investments                                    55,459        52,751
Other assets                                    1,106           368
                                             --------      --------
         Total assets                        $162,449      $189,629
                                             ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses        11,218         9,614
  Accrued employee compensation and benefits    3,529         4,484
  Current portion of long-term obligations        188           811
  Deferred revenue                              9,004         9,091
                                             --------      --------
     Total current liabilities             23,939        24,000
Long-term obligations                              73           821
                                             --------      --------
         Total liabilities                     24,012        24,821
                                             --------      --------
Stockholders' equity:
  Preferred stock, $0.01 par value;
   authorized 5,000,000 shares; none
   issued and outstanding                          --            --
  Common stock, $0.01 par value;
   authorized 100,000,000 shares; issued
   and outstanding 33,571,007 and 26,506,729
   in 1996 and 1995, respectively                 336           265
  Additional paid-in capital                  136,017        92,607
  Retained earnings                             1,330        72,130
  Equity adjustments                              754          (194)
                                             --------      --------
      Total stockholders' equity              162,449       164,808
        Total liabilities and                --------      --------
         stockholders' equity                $162,449      $189,629
                                             ========      ========

   The accompanying notes are an integral part of these financial statements.

                               FTP SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                             THREE MONTHS          NINE MONTHS
                                          ENDED SEPTEMBER 30,  ENDED SEPTEMBER 30,
                                            1996       1995      1996       1995
                                         --------    -------   --------   -------
      Revenue:
        Product revenue                   $ 18,158   $30,983   $ 62,837   $89,899
        Service revenue                      4,116     3,480     12,051     9,306
                                          --------   -------   --------   -------
          Total revenue                     22,274    34,463     74,888    99,205
                                          --------   -------   --------   -------

      Cost of revenue:
        Product cost                         1,903     1,657      4,704     5,129
        Service cost                         2,509     2,195      7,384     6,943
                                          --------   -------   --------   -------
          Total cost of revenue              4,412     3,852     12,088    12,072
                                          --------   -------   --------   -------

      Gross margin                          17,862    30,611     62,800    87,133
                                          --------   -------   --------   -------

      Operating expenses:
        Sales and marketing                 10,836     9,520     33,007    24,706
        Product development                 44,558     6,374     57,238    15,444
        General and administrative           5,310     3,032     14,479     8,785
                                          --------   -------   --------   -------
          Total operating expenses          60,704    18,926    104,724    48,935
                                          --------   -------   --------   -------
      Income (loss) from continuing
       operations                          (42,842)   11,685    (41,924)   38,198
      Investment income                      1,265     1,418      3,450     3,714
                                          --------   -------   --------   -------
      Income (loss) from continuing
       operations before provision
       (benefit) for income taxes          (41,577)   13,103    (38,474)   41,912

      Provision (benefit) for income taxes   1,550     4,815     (1,473)   15,496
                                          --------   -------   --------   -------
      Net income (loss) from continuing
        operations                         (43,127)    8,288    (37,001)   26,416
      Discontinued operations:
        Operating losses, net of income
         tax benefit of $0, $2,050,
         $2,480 and $2,610, respectively    (1,324)   (3,529)   (29,039)   (4,493)
        Provision for dispositions          (4,760)       --     (4,760)       --
                                          --------   -------   --------   -------
      Net income (loss)                   $(49,211)  $ 4,759   $(70,800)  $21,923
                                          ========   =======   ========   =======
      Net income (loss) per share:
        Continuing operations               $(1.35)  $   .30     $(1.29)     $.93
        Discontinued operations               (.19)     (.13)     (1.18)     (.16)
                                          --------   -------   --------   -------
                                            $(1.54)     $.17     $(2.47)     $.77
                                          ========   =======    =======   =======
      Weighted average common and
        common equivalent shares
        outstanding                         32,013    28,053     28,645    28,297
                                          ========   =======    =======   =======

   The accompanying notes are an integral part of these financial statements.

                               FTP SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS, UNAUDITED)

                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                                  1996         1995
                                                               ------------   ----------
Cash flows from operating activities:
  Net income (loss) from continuing operations                    $(37,001)    $ 26,416
  Adjustments to reconcile net income (loss) from continuing operations to net cash provided by continuing operations
    Depreciation and amortization                                    6,329        4,154
    Provision for doubtful accounts                                    200          200
    Acquired in-process technology                                  37,852           --
    Tax benefit of stock option activity                                --        9,883
    Changes in operating assets and liabilities net of effects from acquisitions and divestitures:
      Accounts receivable                                           20,388      (12,321)
      Inventories                                                     (311)        (614)
      Prepaid expenses and other current assets                       (785)        (490)
      Refundable income taxes                                       (5,557)      (1,338)
      Other assets                                                    (650)        (169)
      Accounts payable and accrued expenses                         (1,312)       1,545
      Accrued employee compensation and benefits                    (2,460)       1,388
      Deferred revenue                                                (314)       2,040
                                                              ------------   ----------
        Net cash provided by continuing operations                  16,379       30,694
        Net cash used for discontinued operations                   (5,952)      (3,487)
                                                              ------------   ----------
          Net cash provided by operating activities                 10,427       27,207
                                                              ------------   ----------
Cash flows from investing activities:
  Capital expenditures                                              (6,203)      (6,939)
  Maturities of investments                                         16,511        4,737
  Acquisitions, net of cash acquired                                (3,776)          --
  Other investing activities, net                                       21           --
                                                              ------------   ----------
        Net cash provided by (used for) continuing operations        6,553       (2,202)
        Net cash used for discontinued operations                  (32,809)      (2,365)
                                                              ------------   ----------
          Net cash used for investing activities                   (26,256)      (4,567)
                                                              ------------   ----------
Cash flows from financing activities:
  Proceeds from issuance of common stock                             1,402        6,268
  Principal payments on long-term obligations                       (1,582)          --
                                                              ------------   ----------
          Net cash (used for) provided by financing activities        (180)       6,268
                                                              ------------   ----------
Effect of exchange rate changes on cash                                (18)          --
                                                              ------------   ----------
Net (decrease) increase in cash and cash equivalents               (16,027)      28,908
Cash and cash equivalents, beginning of period                      30,237       10,896
                                                              ------------   ----------
Cash and cash equivalents, end of period                          $ 14,210     $ 39,804
                                                              ============   ==========

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

     The results of the three- and nine-month periods ended September 30, 1996 are not necessarily indicative of the results to be expected for the full fiscal year. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.   ACQUISITIONS

     During 1996, the Company acquired the following collaborative software businesses: in March 1996, the Company acquired substantially all of the assets of HyperDesk Corporation, including its GroupWorks/R/ product, for a net cash purchase price of approximately $6.3 million; and in April 1996, the Company acquired all of the outstanding stock of Campbell Services, Inc., the developer of OnTime/R/, for a net cash purchase price of approximately $15.0 million through the merger of a subsidiary of FTP into Campbell Services. In February 1996, the Company acquired the Mariner/TM/Internet software product line of Networking Computing Devices, Inc. for a net cash purchase price of approximately $7.4 million. All of these acquisitions were accounted for as purchases and are now reflected in discontinued operations. See note 3.

     On July 22, 1996, the Company acquired Firefox Communications Inc. ("Firefox"), a supplier of server-centric departmental and LAN-based IP (Internet protocol) solutions and services, for a net purchase price of approximately $61.0 million, through the merger of a wholly-owned subsidiary of the Company into Firefox (the "Firefox Merger"). Pursuant to the Firefox Merger, all of the outstanding shares of the common stock of Firefox were converted into a total of approximately 6.4 million shares of the Company's common stock ("Common Stock") valued at approximately $40.6 million and approximately $9.1 million in cash. In addition, outstanding employee stock options to purchase Firefox common stock were converted into options to purchase 359,216 shares of Common Stock valued at approximately $1.5 million. The Company also incurred acquisition-related costs of approximately $3.7 million and liabilities treated as assumed totaling approximately $6.1 million which are included in the net purchase price. The transaction was accounted for as a purchase. Based upon a valuation of the assets acquired, approximately $2.6 million was allocated to completed technology, which is included in purchased software and is being amortized over its estimated useful life of three years; approximately $37.9 million was allocated to in-process technology and charged to product development expense in the three-month period ended September 30, 1996; and approximately $20.5 million was allocated to the remaining assets of Firefox, primarily short-term investments and accounts receivable. Results of operations include activity from Firefox since the date of the acquisition.

     The unaudited pro forma consolidated results of continuing operations would have been as follows if the Firefox Merger had occurred on January 1, 1995 (in thousands, except per share amounts):

                                      THREE MONTHS                     NINE MONTHS
                                   ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                      1996     1995                  1996       1995
                                  ---------- --------              ---------  ---------

     Revenue                        $22,496   $40,147                $83,193     $114,919
     Net income (loss)               (6,254)    8,801                 (2,466)      27,432
     Net income (loss) per share    $  (.20)  $   .25                $  (.09)    $    .80


     These unaudited pro forma results are presented for informational purposes only and include certain adjustments such as additional amortization expense as a result of purchased software. They do not include the approximately $37.9 million charge for acquired in-process technology and do not purport to be indicative of the Company's actual results of operations had the Firefox Merger occurred on January 1, 1995, nor are they indicative of the Company's results of operations for any future period. Anticipated efficiencies from the consolidation of the Company and Firefox are not fully determinable and therefore have been excluded from the amounts included in the pro forma summary above.

     The Company allocates the purchase price of acquired technologies to completed technology and in-process technology based upon their respective fair values. Completed technology that has reached technological feasibility is valued using a risk adjusted cash flow model under which future cash flows are discounted, taking into account risks related to existing and future markets and assessments of the life expectancy of completed technology. In-process technology that has not reached technological feasibility and that has no alternative future use is valued by using the same method. Expected future cash flows associated with in-process technology are discounted considering risks and uncertainties related to the viability of and to potential changes in the future target markets and to the completion of the products expected to be ultimately marketed by the Company. Amounts charged to product development expense for in-process technology are either not fully deductible in the same period or are non-deductible for tax purposes.

3.   DISCONTINUED OPERATIONS AND RECLASSIFICATIONS

     During September 1996, the Company announced its vision for the Virtual IP ("VIP") Network. The Company also announced a formal plan to spin off, through the sale to third parties, within the next year, its collaborative lines of business and discontinue selected product lines which were not specifically related to the Company's continuing network connectivity business. These operations are treated as discontinued operations in the accompanying financial statements. As a result, the Company recorded a $4.8 million charge to write down the related assets to estimated net realizable values.

     The consolidated financial statements have been reclassified to report separately in all periods presented the net assets and operating results of the discontinued operations. Prior year operating results have been restated to reflect continuing operations. Net assets of discontinued operations consist primarily of purchased software and fixed assets less accounts payable and accrued expenses. Summary operating results for the discontinued operations are as follows:

                                    THREE MONTHS                 NINE MONTHS
                                 ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                   1996     1995               1996      1995
                                 --------- ---------         -------- ---------

     Revenue                        $1,937  $2,653            $ 6,458   $3,308
     Gross margin                    1,118   1,811              2,431    2,207
     Operating loss                  1,324   5,579             31,519    7,103
     Net loss                        6,084   3,529             33,799    4,493


     In addition, certain prior year amounts have been reclassified to conform with the current year's presentation.

4.   STOCK OPTION REPRICING

     During the third quarter of 1996, the Company offered its employees (other than executive officers) the opportunity to exchange each option to purchase Common Stock granted during 1994, 1995 and 1996 for a new option covering 50% of the number of shares of Common Stock covered by the original option, with a new exercise price fixed at the date of exchange. During the option exchange offer period, options to purchase 2,130,352 shares of Common Stock at exercise prices ranging from $9.50 to $31.75 per share were exchanged for options to purchase 1,065,175 shares of Common Stock at exercise prices ranging from $7.25 to $9.063 per share.

5.   LEGAL PROCEEDINGS

     On March 14, 1996, a class action lawsuit was filed in the United States District Court for the District of Massachusetts, naming FTP, certain of its officers and two former officers as defendants. The lawsuit captioned Lawrence
                                                                       --------
M. Greebel v. FTP Software, Inc. et al., Civil Action No. 96-10544, alleges that
--------------------------------------
the defendants publicly issued false and misleading statements and omitted to disclose material facts necessary to make such statements not false and misleading, which the plaintiffs contend caused an artificial inflation in the price of FTP's common stock. Specifically, the original complaint alleged that the defendants knowingly concealed adverse facts and made false or misleading forward and non-forward looking statements concerning the operating results and financial condition of FTP, the effects of the

Company's July 1995 corporate restructuring and changing competitive factors in FTP's industry. The lawsuit, which is purportedly brought on behalf of a class of purchasers of FTP's common stock during the period from July 14, 1995 to January 3, 1996, alleges violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10b-5 thereunder and seeks relief in the form of unspecified compensatory damages, costs and expenses and such other relief as the court deems proper and just. Plaintiffs filed an amended complaint on August 12, 1996 adding allegations concerning what plaintiffs claim were wrongful sales and accounting practices by FTP during the class period, but asserting the same causes of action as the original complaint. Plaintiffs filed a second amended complaint on September 12, 1996 which is identical in all respects to the first amended complaint except that it adds additional plaintiffs and reflects the court's order concerning the appointment of lead plaintiffs. On October 11, 1996, FTP filed a motion to dismiss the second amended complaint on the grounds that the plaintiffs had not met the pleading requirements of the Private Securities Reform Act of 1995. The motion is scheduled to be heard by the court on January 7, 1997. FTP has reviewed the allegations in the lawsuit, believes them to be without merit, and intends to defend itself and its officers vigorously. In order to support an adequate defense, FTP may be required to expend substantial sums for legal and expert fees and costs. The cost of defending the litigation and the outcome of the litigation are uncertain and cannot be estimated. If the lawsuit were determined adversely to FTP, FTP could be required to pay a substantial judgment, which could have a material adverse effect on the Company's business, financial condition and results of operations.

     On February 23, 1996, a class action lawsuit, captioned Richard Zeid and
                                                             ----------------
Siom Misrahi et al. v. John Kimberley, Frank M. Richardson, Mark A. Rowlinson
-----------------------------------------------------------------------------
and Firefox Communications, Inc., Case No. C96 20136, was filed in the United
--------------------------------
States District Court for the Northern District of California, San Francisco Division (transferred to the San Jose Division) naming Firefox and certain of its current and former officers and former directors as defendants. The original complaint alleged that the defendants misrepresented or failed to disclose material facts about Firefox's operations and financial results, which the plaintiffs contended resulted in an artificial inflation of the price of Firefox's common stock. The suit was purportedly brought on behalf of a class of purchasers of Firefox's common stock during the period from August 3, 1995 to January 2, 1996. The complaint alleged claims for violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder and sought relief in the form of unspecified compensatory damages, pre- and post-judgment interest, attorneys and expert witness fees and other extraordinary, equitable and/or injunctive relief as permitted by law, equity and the federal statutory provisions under which the suit was brought. On June 5, 1996, the District Court entered an order dismissing plaintiffs' complaint. Certain of plaintiffs' claims that alleged that Firefox was responsible for false and misleading analysts reports, Firefox statements and financial statements were dismissed with leave to amend. In addition, certain of plaintiffs' claims that warnings and disclosures in Firefox's Form 10-Qs were false and misleading were dismissed with prejudice.

     On July 19, 1996, plaintiffs filed an amended complaint. The amended complaint alleges that defendants misrepresented or failed to disclose material facts about Firefox's operations and financial results which the plaintiffs contend resulted in an artificial inflation of the price of Firefox's common stock. The amended complaint is purportedly brought on behalf of a class of purchasers of Firefox's common stock during the period from July 20, 1995 to January 2, 1996. The amended complaint also alleges claims for violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder and seeks relief in the form of unspecified compensatory damages, pre- and post-judgment interest, attorneys and expert witness fees and such extraordinary, equitable and/or injunctive relief as if permitted by law, equity and the federal statutory provisions under which the suit was brought. Specifically, the amended complaint alleges that defendants knew allegedly material adverse non-public information about Firefox's financial results and business conditions which allegedly was not disclosed, that they improperly directed that certain sales and revenues be recognized and failed to keep adequate reserves and participated in drafting, reviewing and/or approving allegedly misleading statements, releases, analysts reports and other public representations, including disclaimers and warnings of and about Firefox. The amended complaint also alleges that John A. Kimberley, an officer and director of Firefox, and Frank Richardson, a former officer and director of Firefox, are liable as "controlling persons" of Firefox. On September 6, 1996, Firefox filed a motion to dismiss the amended complaint on the grounds that the plaintiffs had not met the pleading requirements of the Private Securities Reform Act of 1995. The motion is scheduled to be heard by the court on December 3, 1996.

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

6.   INCOME TAXES

     Due to the uncertainty as to when the deferred tax assets may be realized, as of September 30, 1996 the Company has recorded a valuation allowance for all tax assets in excess of amounts available to be recovered pursuant to tax loss carrybacks.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW; RECENT DEVELOPMENTS

     The following discussion and analysis provides information that management of FTP Software, Inc. ("FTP" or the "Company") believes is relevant to an assessment and understanding of FTP's consolidated results of operations and financial condition for the three- and nine-month periods ended September 30, 1996. This discussion should be read in conjunction with FTP's unaudited consolidated financial statements and the notes related thereto included elsewhere herein.

     FORWARD-LOOKING STATEMENTS IN THIS SECTION AND ELSEWHERE IN THIS REPORT ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. ALL FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN FOR A VARIETY OF REASONS. THESE REASONS INCLUDE, BUT ARE NOT LIMITED TO, COMPETITION, TECHNOLOGICAL AND OTHER MARKET CHANGES, INCREASED DEMANDS ON MANAGEMENT AS A RESULT OF RECENT ACQUISITIONS, CHANGES IN DISTRIBUTOR TERMS OR PERFORMANCE, AND OTHER RISKS OUTLINED BELOW AND IN APPENDIX A, "CAUTIONARY FACTORS RELEVANT TO FORWARD-LOOKING STATEMENTS," TO THIS REPORT.

     In late September 1996, the Company unveiled its vision for the Virtual IP ("VIP") Network, a set of user-defined, standards-based software solutions to deploy, manage and secure IP (Internet protocol) infrastructures. The VIP Network is intended to enable companies to securely extend their networks beyond traditional boundaries, intranets and the Internet to build virtual workgroups or enable electronic commerce. The Company believes that the VIP Network concept is an effective means both of combining FTP's client-based networking software products and agent technology with the server-based connectivity software products developed by Firefox Communications Inc. ("Firefox"), which was acquired by the Company in July 1996, and of addressing opportunities in the continually changing networking software market. In September 1996, the Company shipped its first two products for the VIP Network, VIP OnNet32(R) v2.0 and the VIP Internet Gateway for NetWare, the Company's first product incorporating Firefox's technology. VIP OnNet32 v2.0 is a robust 32-bit TCP/IP connectivity suite that provides end-users with a suite of applications designed to reach and share information on corporate intranets and the Internet and across legacy systems. The VIP Internet Gateway for NetWare allows network managers to troubleshoot, manage and analyze users' access to a company's intranet and Internet resources.

     As part of its ongoing business, FTP continues to design, develop, market and support networking and other software products that enable personal computer users to find, access and use heterogeneous hardware, information and applications resources across local area, enterprise-wide and global networks. The Company's principal networking products, OnNet(R) and PC/TCP(R), which are based upon the industry standard Transmission Control Protocol/Internet Protocol ("TCP/IP") data communications protocol suite, enable remote access, file and resource sharing and other applications across a variety of operating systems, computing platforms and network environments. To date, substantially all of FTP's revenue has been attributable to sales of its OnNet and PC/TCP product lines.

     Firefox, the Company's principal subsidiary, develops, markets and supports server-based networking connectivity and communications software. Firefox's products provide connectivity for local area networks ("LANs") running Novell NetWare and allow work groups to access local and remote computing resources, including the Internet, across different networking protocols and client operating systems. Firefox's products are centrally configured on the server and integrated with the network operating system ("NOS"), thereby taking advantage of the management and security features already implemented in the NOS and enhancing control, administration and security of the LAN. The Company acquired Firefox on July 22, 1996 through the merger of a subsidiary of FTP into Firefox, which continues to operate as a wholly-owned subsidiary of FTP. Pursuant to the merger, all of the outstanding common stock of Firefox was converted into a total of approximately 6.4 million shares of FTP's common stock ("Common Stock") and approximately $9.1 million in cash, and outstanding employee options to purchase shares of the common stock of Firefox were converted into options to purchase 359,216 shares of Common Stock.

     In May 1996, as a result of significant changes in the networking software industry and the increasingly rapid evolution of the Internet market and in connection with its determination to effect certain cost-cutting measures, FTP decided to reorganize its operations to better position itself to address customer needs and to take advantage of the market potential for intranet product suites incorporating both TCP/IP and Internet products. Such cost-cutting measures included a reduction of approximately 10% in the number of FTP's full-time employees, effected May 1, 1996.

     In late 1995, FTP determined to explore then-existing opportunities in the collaborative software market. As a result, in March 1996, FTP acquired substantially all of the assets of HyperDesk Corporation, including its GroupWorks product, for a net cash purchase price of approximately $6.3 million, and in April 1996, FTP acquired Campbell Services, Inc., the developer of OnTime, for a net cash purchase price of approximately $15.0 million. FTP also acquired the Mariner Internet software product line of Network Computing Devices, Inc. in February 1996 for a net cash purchase price of approximately $7.4 million. As part of the announcement of its new strategic vision in September 1996 and as a result of its determination to focus on the client-server, agent, security and directory services products necessary to implement that strategy, the Company announced a formal plan to spin off, through the sale to third parties, its collaborative lines of business and to discontinue other selected product lines, including those described above and the assets acquired in early 1995 from Keyword Office Technologies Ltd. described under "Liquidity and Capital Resources" below. Accordingly, these operations are treated as discontinued operations in the accompanying financial statements, and the Company has recorded a $4.8 million charge in the three- and nine-month periods ended September 30, 1996 to write down the related assets to estimated net realizable values.

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

RESULTS OF CONTINUING OPERATIONS

     TOTAL REVENUE. Total revenue consists of product revenue and service revenue. Product revenue includes revenue from product sales and royalties from certain OEM customers. Service revenue includes revenue from maintenance, consulting and training contracts and is recognized ratably over the length of the contract periods.

     Total revenue decreased from approximately $34.5 million for the three-month period ended September 30, 1995 to approximately $22.3 million for the same period of 1996. Product revenue decreased from approximately $31.0 million for the three-month period ended September 30, 1995 to approximately $18.2 million for the same period of 1996. As a percentage of total revenue, product revenue decreased from approximately 90% for the three-month period ended September 30, 1995 to approximately 82% for the same period in 1996. Service revenue increased from approximately $3.5 million for the three-month period ended September 30, 1995 to approximately $4.1 million for the same period of 1996. As a percentage of total revenue, service revenue increased from approximately 10% for the three-month period ended September 30, 1995 to approximately 18% for the same period of 1996.

     The Company's total revenue decreased from approximately $99.2 million for the nine-month period ended September 30, 1995 to approximately $74.9 million for the same period of 1996. Product revenue decreased from approximately $89.9 million (approximately 91% of total revenue) for the nine-month period ended September 30, 1995 to approximately $62.8 million (approximately 84% of total revenue) for the same period of 1996. Service revenue increased from approximately $9.3 million (approximately 9% of total revenue) for the nine-month period ended September 30, 1995 to approximately $12.1 million (approximately 16% of total revenue) for the same period of 1996.

     Product revenue decreased during the current year periods primarily as a result of (i) an increase in the number of competitors and competing products offered in the TCP/IP market, and (ii) longer product sales cycles, lower average unit sales prices for FTP's products and, in the third quarter of 1996, a decrease in unit sales, all of which FTP believes were attributable not only to such increased competition but also to an increase in lower-priced or no-cost products introduced by certain of FTP's competitors in the third and fourth quarters of 1995 and a decrease in customer demand for DOS-based products. In addition, the Company believes that a delay in the expected release date of OnNet32 v2.0 resulted in the deferral of purchasing decisions by certain customers, and that such deferral also contributed to the decrease in revenues in the current quarter; however, the Company is unable to predict whether the release of such product in September 1996 will result in an increase in product revenue in subsequent periods. The dollar increases in service revenue from the three- and nine-month periods ended September 30, 1995 to the same periods in 1996 were primarily attributable to increased growth in FTP's installed product base from which such revenues are obtained.

     International sales consist of export sales, primarily to customers in Europe, Asia Pacific and Canada. International sales of approximately $15.5 million and $9.5 million accounted for approximately 45% and 43% of the Company's total revenue for the three-month periods ended September 30, 1995 and 1996, respectively. International sales of approximately $44.9 million and $33.2 million accounted for approximately 45% and 44% of the Company's total revenue for the nine-month periods ended September 30, 1995 and 1996, respectively. The decreases from the three-month period ended September 30, 1995 to the same period of

1996 and the nine-month period ended September 30, 1995 to the same period of 1996 were primarily due to increased competition, longer sale cycles, lower average unit sales prices and, in the third quarter of 1996, a decrease in unit sales as described in the preceding paragraph.

     Historically, FTP has priced, invoiced and collected international sales primarily in United States dollars. Accordingly, currency fluctuations have not had a material effect on FTP's income from operations. However, Firefox prices, invoices and collects a substantial portion of its sales in foreign currencies, primarily British pounds sterling, and FTP anticipates that it will transact a greater number of sales in local currencies as its distribution channels are combined with those of Firefox. Accordingly, the Company anticipates that currency fluctuations may have an increased effect on its results of operations and financial condition in the future.

     As indicated above, FTP is facing increasing competition in the TCP/IP market which has resulted in longer sales cycles and a decrease in average unit sales prices for FTP's products. The slow-down in FTP's sales is also due, in part, to technological changes in the market such as the decline in the use of DOS-based computing systems, to the embedding of competing products into new PCs, and to slower sales rates similar in effect to those experienced and announced by hardware and other software manufacturers. Looking forward, FTP anticipates that these trends will continue, and believes that the Company's future is substantially dependent on the successful implementation of its new corporate strategy described above under "Overview; Recent Developments." This in turn will be dependent on the ability of the Company (i) to successfully market the VIP Network concept, (ii) to enter into strategic alliances that will enable the Company to both expand its distribution channels and develop additional products to fully implement the VIP Network concept (through both the incorporation of the Company's technologies in the products of third parties and the incorporation of the technologies of third parties, possibly including security and directory services technologies, in certain planned VIP Network products) and (iii) to successfully develop and timely release the additional VIP Network products necessary to fully implement the VIP Network concept. If the Company is unsuccessful in any such regard, the Company believes that the continuation of the trends described above will continue to have a material adverse effect on the Company's business, results of operations and financial condition. In addition, due to the encryption technology contained or expected to be contained in certain of the Company's current and planned VIP Network products, such products are and will be subject to U.S. export controls, and there can be no assurance that such export controls will not limit the Company's ability to distribute such products outside the United States or that international customers will accept the products that the Company is allowed to export under such controls, which could have a material adverse effect on the Company's business, results of operations and financial condition. Even if the Company is successful in implementing its new corporate strategy, there can be no assurance that it will result in a material improvement in the Company's business, results of operations or financial condition.

     The Company believes that certain other factors have also contributed to the decline in the Company's financial results in the current year. Management of FTP believes that the rapid expansion of its sales and marketing force from 220 persons at December 31, 1994 to 329 persons at December 31, 1995 to 375 persons at May 2, 1996, and the opening and expansion of several new offices outside of the United States during 1995 and early 1996, resulted in certain inefficiencies in its sales and marketing organizations. During the fall of 1996, the Company hired a number of experienced management personnel to reorganize the Company's sales and marketing organizations and eliminate such inefficiencies. However, if the Company is unsuccessful in eliminating such inefficiencies, it will not be able to take full advantage of the expansion of its sales and marketing organizations, which may have a material adverse effect on its results of operations. In addition, the acquisitions completed by the Company during 1996, particularly the acquisition of Firefox, required the attention and dedication of management and other resources, which caused a disruption of the business activities of the Company and, in the case of the Firefox acquisition, Firefox, as well as a loss of momentum in the business of Firefox. Finally, the Company has experienced a loss of additional personnel since the May 1996 reorganization described above under "Overview; Recent Developments" which the Company believes is attributable to increased competition for qualified personnel in the industry, the decline in the Company's financial results and the trading prices of its Common Stock during 1996 and, to a lesser extent, the integration of Firefox. FTP's ability to maintain or increase revenue will also be dependent upon its ability to effectively respond to these factors.

     See Appendix A for additional discussion of the factors described above and other factors which may affect FTP's business, financial condition and results of operations.

     GROSS MARGIN. Product gross margin as a percentage of product revenue decreased from approximately 95% for the three-month period ended September 30, 1995 to approximately 90% for the three-month period ended September 30, 1996, and from approximately 94% for the nine-month period ended September 30, 1995 to approximately 93% for the nine-month period ended September 30, 1996. The product gross margin percentage decreases from 1995 to 1996 reflect increases in costs, primarily those associated with the amortization of technologies licensed or purchased in 1995 and 1996, on lower revenues during the current year periods. Amortization expenses were approximately $0.9 million and $1.7 million for the three- and nine-month periods ended September 30, 1996, respectively, compared to approximately $0.5 million and $1.7 million, respectively, for the same periods in 1995. As noted above under "-- Total Revenue," FTP believes that average unit sales prices for and unit sales of its products may continue to decrease as the markets for those products continue to become more competitive, reducing gross margin on those products.

     Service gross margin as a percentage of service revenue was approximately 37% and 39% for the three-month periods ended September 30, 1995 and 1996, respectively, and approximately 25% and 39% for the nine-month periods ended September 30, 1995 and 1996, respectively. These increases are primarily attributable to a higher rate of increase in FTP's installed product base from which such revenues are obtained compared to the rate of increase in the cost of providing such services.

     The gross margins reported above are not necessarily indicative of gross margin for future periods, which may vary significantly depending on, among other things, product mix, price competition, technological change, cost changes and changes in product distribution channels.

     SALES AND MARKETING. Sales and marketing expenses increased from approximately $9.5 million for the three-month period ended September 30, 1995 to approximately $10.8 million for the same period in 1996. Such expenses as a percentage of total revenue were approximately 28% and 49% for the three-month periods ended September 30, 1995 and 1996, respectively. Sales and marketing expenses increased from approximately $24.7 million for the nine-month period ended September 30, 1995 to approximately $33.0 million for the same period in 1996. Such expenses as a percentage of total revenue were approximately 25% and

44% for the nine-month periods ended September 30, 1995 and 1996, respectively. The $1.3 million increase for the three-month period ended September 30, 1996 and the $8.3 million increase for the nine-month period ended September 30, 1996 were primarily the results of efforts to increase sales through the opening and expansion of several international and domestic offices beginning in the first quarter of 1995 (including the opening and expansion of offices in Europe in 1995 and the opening of offices in Japan and Singapore in late 1995 to early
1996), increasing the number of sales and marketing employees during the period from January 1, 1995 through April 1996, increasing the levels of advertising, trade show and international marketing activities, and higher sales and marketing expenses incurred in the third quarter of 1996 relating to the integration of Firefox. The percentage increases over these periods were due to both the dollar increases in such expenses described above and the dollar decreases in revenue over such periods described under "-- Total Revenue" above.

     FTP expects to continue to incur significant expenses during the remainder of 1996 relating to the implementation of its new corporate strategy, continued domestic and international sales and marketing activities, the integration of FTP's and Firefox's distribution channels and the reorganization of certain of FTP's international offices. As a result of these factors, sales and marketing expenses are expected to continue to increase both in dollars and as a percentage of revenue in 1996.

     PRODUCT DEVELOPMENT. Product development expenses increased from approximately $6.4 million for the three-month period ended September 30, 1995 to approximately $44.6 million for the same period in 1996, representing approximately 18% and 200% of total revenue for each period, respectively. Product development expenses increased from approximately $15.4 million for the nine-month period ended September 30, 1995 to approximately $57.2 million for the same period in 1996, representing approximately 16% and 76% of total revenue for each period, respectively.

     The increase in product development expenses of approximately $38.2 million and $41.8 million for the three- and nine-month periods ended September 30, 1996, respectively, are primarily attributable to a charge of approximately $37.9 million (approximately 170% and 51% of total revenue for the current year three- and nine-month periods, respectively) for acquired in-process technology related to the acquisition of Firefox. An increase in compensation expenses related to an increase in personnel, as well as an increase in the use of outside contractors in connection with new product releases, in the current year three- and nine-month periods compared to the prior year periods also contributed to the increase in product development expense.

     Excluding the approximately $37.9 million charge for acquired in-process technology in the current year three-month period, product development expenses as a percentage of total revenue increased from approximately 18% for the three-month period ended September 30, 1995 to approximately 30% for the same period in 1996, and from approximately 16% for the nine-month period ended September 30, 1995 to approximately 26% for the same period in 1996. Such percentage increases are primarily attributable to the decreases in total revenue and the increases in personnel-related expenses and the use of outside contractors described above in the current year periods compared to the prior year periods.

     FTP expects product development expenses to continue to increase in the remainder of 1996 as the Company continues to develop products to support the VIP Network strategy described above and as a result of the Firefox acquisition.

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

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased from approximately $3.0 million for the three-month period ended September 30, 1995 to approximately $5.3 million for the same period in 1996, representing approximately 9% and 24% of total revenue for such periods, respectively. General and administrative expenses increased from approximately $8.8 million for the nine-month period ended September 30, 1995 to approximately $14.5 million for the same period in 1996, representing approximately 9% and 19% of total revenue for such periods, respectively. The dollar increases over such periods were primarily due to expenses relating to an increase in personnel (including the hiring of certain senior executive officers) compared to the same periods of 1995, costs incurred in connection with the defense of the legal proceedings described under "Liquidity and Capital Resources" below and increases in miscellaneous administrative costs. The percentage increases over such periods were also due to such factors as well as to the decreases in revenue over such periods described above under "-- Total Revenue."

     INCOME (LOSS) FROM CONTINUING OPERATIONS. The Company had income from continuing operations of approximately $11.7 million for the three-month period ended September 30, 1995 compared to a loss from continuing operations of approximately $(42.8) million for the same period in 1996, representing approximately 34% and (192%) of total revenue for such periods, respectively. The Company had income from continuing operations of approximately $38.2 million for the nine-month period ended September 30, 1995 compared to a loss from continuing operations of approximately $(41.9) million in the same period in 1996, representing approximately 39% and (56%) of total revenue for such periods, respectively. These decreases were primarily due to the decreases in total revenue described above under "-- Total Revenue," the charge for the acquisition of in-process technology described above under "-- Product Development," and the increases in other expenses described above.

     Excluding the approximately $37.9 million charge for acquired in-process technology in the three-month period ended September 30, 1996, loss from continuing operations for the three- and nine-month periods ended September 30, 1996 was approximately $5.0 million (approximately (22%) of total revenue) and approximately $4.1 million (approximately (5%) of total revenue), respectively.

     INVESTMENT INCOME.  Investment income decreased from approximately
$1.4 million for the three-month period ended September 30, 1995 to approximately $1.3 million for the same period in 1996, and from approximately $3.7 million for nine-month period ended September 30, 1995 to approximately $3.5 million for the same period in 1996. The decreases from 1995 to 1996 were primarily attributable a reduction in the Company's investment portfolio resulting from the investment of cash in the 1996 acquisitions described above under "Overview; Recent Developments." The Company places net cash provided by operating activities into high grade municipal bonds, U.S. government treasury obligations, high grade corporate obligations and equity investments.

     PROVISION FOR INCOME TAXES. The provision for income taxes was approximately $4.8 million for the three-month period ended September 30, 1995 compared to approximately $1.6 million for the same period in 1996. The effective tax rate decreased from approximately 37% for the three-month period ended September 30, 1995 to approximately 4% for the same period in 1996. The provision for income taxes was approximately $15.5 million for the nine-month period ended September 30, 1995 compared to a benefit of approximately $1.5 million for the same period in 1996. The effective tax rate decreased from approximately 37% for the nine-month period ended September 30, 1995 to approximately 4% for the same period in 1996. Due to the uncertainty as to when the deferred tax assets may be realized, the Company has recorded a valuation allowance for all tax assets in excess of amounts available to be recovered pursuant to tax loss carrybacks for the three- and nine-month periods ended September 30, 1996.

     DISCONTINUED OPERATIONS. As described above under "Overview; Recent Developments," in September 1996 the Company announced a formal plan to spin off, through the sale to third parties, its collaborative lines of business and to discontinue other selected product lines. Accordingly, these operations are treated as discontinued operations in the accompanying financial statements, and the Company has recorded a $4.8 million charge in the three- and nine-month periods ended September 30, 1996 to write down the related assets to estimated net realizable values. As described in note 3 to the accompanying financial statements, such financial statements have been reclassified to report separately in all periods presented the net assets and operating results of the discontinued operations, and prior year operating results have been restated to reflect continuing operations. Net assets of discontinued operations consist primarily of purchased software and fixed assets less accounts payable and accrued expenses.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1996, FTP had an aggregate of approximately $93.8 million in cash and cash equivalents, short-term investments and long-term investments. Of this amount, approximately $14.2 million was invested primarily in highly liquid investments with original maturities of three months or less, approximately $24.1 million was invested in short-term investments consisting of U.S. government obligations and commercial paper with maturities of less than one year and approximately $55.5 million was invested in U.S. government obligations, commercial paper and municipal obligations with maturities of greater than one year and in equity investments.

     Accounts receivable, net, totaled approximately $30.8 million at December 31, 1995 and approximately $12.9 million at September 30, 1996. The decrease in accounts receivable from

December 31, 1995 to September 30, 1996 is primarily attributable to a decrease in revenue in the first nine months of 1996 and to the payment in early 1996 of a substantial portion of the accounts receivable outstanding at December 31, 1995.

     In March 1995, FTP acquired substantially all of the assets of Keyword Office Technologies Ltd. for a net cash purchase price of approximately $2.4 million. As noted above under "Overview; Recent Developments," in February 1996, FTP acquired the Mariner product line of Network Computing Devices, Inc. for a net cash purchase price of approximately $7.4 million; in March 1996, FTP acquired substantially all of the assets of HyperDesk Corporation for a net cash purchase price of approximately $6.3 million; and in April 1996, FTP acquired all of the outstanding stock of Campbell Services by merger for a net cash purchase price of approximately $15.0 million. In July 1996, FTP acquired Firefox by merger pursuant to which all of the outstanding common stock of Firefox was converted into a total of approximately 6.4 million shares of Common Stock and approximately $9.1 million in cash. In connection with the Firefox acquisition, the Company incurred approximately $3.7 million of acquisition-related expenses (consisting primarily of investment advisory fees and legal and accounting expenses).

     FTP made capital expenditures of approximately $6.9 million and $6.2 million in the nine-month periods ended September 30, 1995 and 1996, respectively. Capital expenditures are primarily the result of the purchase of equipment, primarily relating to information systems.

     To date, inflation has not had a material impact on the Company's financial results.

     Looking forward, FTP believes that its available cash, cash equivalents and short-term investments and expected cash flow from operations will be sufficient to fund FTP's operations at least through 1997. As noted above under "Overview; Recent Developments," FTP intends to make substantial investments in the products necessary to implement its new strategic vision. There can be no assurance, however, that the capital resources necessary to continue to fund such investments will be available or that, if available, such resources will be on terms acceptable to FTP.

     On March 14, 1996, a class action lawsuit was filed in the United
States District Court for the District of Massachusetts, naming FTP, certain of its officers and two former officers as defendants. The lawsuit captioned

Lawrence M. Greebel v. FTP Software, Inc. et al., Civil Action No. 96-10544,
-----------------------------------------------
alleges that the defendants publicly issued false and misleading statements and omitted to disclose material facts necessary to make such statements not false and misleading, which the plaintiffs contend caused an artificial inflation in the price of FTP's common stock. Specifically, the original complaint alleged that the defendants knowingly concealed adverse facts and made false or misleading forward and non-forward looking statements concerning the operating results and financial condition of FTP, the effects of the Company's July 1995 corporate restructuring and changing competitive factors in FTP's industry. The lawsuit, which is purportedly brought on behalf of a class of purchasers of FTP's common stock during the period from July 14, 1995 to January 3, 1996, alleges violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10b-5 thereunder and seeks relief in the form of unspecified compensatory damages, costs and expenses and such other relief as the court deems proper and just. Plaintiffs filed an amended complaint on August 12, 1996 adding allegations concerning what plaintiffs claim were wrongful sales and accounting practices by FTP during the class period, but asserting the same causes of action as the original complaint. Plaintiffs filed a second amended complaint on September 12, 1996 which is identical in all respects to the first amended complaint except that it adds additional plaintiffs and reflects the court's order concerning the appointment of lead plaintiffs. On October 11, 1996, FTP filed a motion to dismiss the second amended complaint on the grounds that the plaintiffs had not met the pleading requirements of the Private Securities Reform Act of 1995. The motion is scheduled to be heard by the court on January 7, 1997. FTP has reviewed the allegations in the lawsuit, believes them to be without merit, and intends to defend itself and its officers vigorously. In order to support an adequate defense, FTP may be required to expend substantial sums for legal and expert fees and costs. The cost of defending the litigation and the outcome of the litigation are uncertain and cannot be estimated. If the lawsuit were determined adversely to FTP, FTP could be required to pay a substantial judgment, which could have a material adverse effect on the Company's business, financial condition and results of operations.

     On February 23, 1996, a class action lawsuit captioned Richard Zeid
                                                           -------------
and Siom Misrah et al. v. John Kimberley, Frank M. Richardson, Mark A. Rowlinson
--------------------------------------------------------------------------------
and Firefox Communications, Inc., Case No. C96 20136, was filed in the United
---------------------------------
States District Court for the Northern District of California, San Francisco Division, (transferred to the San Jose Division) naming Firefox and certain of its current and former officers and former directors as defendants. On June 5, 1996, the District Court entered an order dismissing the complaint in its entirety, with leave to amend. The original complaint alleged that the defendants misrepresented or failed to disclose material facts about Firefox's operations and financial results, which the plaintiffs contend resulted in an artificial inflation in the price of Firefox's common stock. The suit was purportedly brought on behalf of a class of purchasers of Firefox's common stock during the period from August 3, 1995 to January 2, 1996. The complaint alleged claims for violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder and sought relief in the form of unspecified compensatory damages, pre- and post-judgment interest, attorneys' and expert witness fees and such extraordinary, equitable and/or injunctive relief as permitted by law, equity and the federal statutory provisions under which the suit was brought.
On June 5, 1996, the District Court entered an order dismissing plaintiffs' complaint. Certain of plaintiffs' claims that alleged that Firefox was responsible for false and misleading analysts reports, Firefox statements and financial statements were dismissed with leave to amend. In addition, certain of plaintiffs' claims that warnings and disclosures in Firefox's Form 10-Qs were false and misleading were dismissed with prejudice.

     On July 19, 1996, plaintiffs filed an amended complaint. The amended complaint alleges that defendants misrepresented or failed to disclose material facts about Firefox's operations and financial results which the plaintiffs contend resulted in an artificial inflation of the price of Firefox's common stock. The amended complaint is purportedly brought on behalf of a class of purchasers of Firefox's common stock during the period from July 20, 1995 to January 2, 1996. The amended complaint also alleges claims for violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder and seeks relief in the form of unspecified compensatory damages, pre- and post-judgment interest, attorneys and expert witness fees and such extraordinary, equitable and/or injunctive relief as is permitted by law, equity and the federal statutory provisions under which the suit was brought. Specifically, the amended complaint alleges that defendants knew allegedly material adverse non-public information about Firefox's financial results and business conditions which allegedly was not disclosed, that they improperly directed that certain sales and revenues be recognized and failed to keep adequate reserves and participated in drafting, reviewing and/or approving allegedly misleading statements, releases, analysts reports and other public representations, including disclaimers and warnings of and about Firefox. The amended complaint also alleges that John A. Kimberley, an officer and director of Firefox, and Frank Richardson, a former officer and director of Firefox, are liable as "controlling persons" of Firefox. On September 6, 1996, Firefox filed a motion to dismiss the amended complaint on the grounds that the plaintiffs had not met the pleading requirements of the Private Securities Reform Act of 1995. The motion is scheduled to be heard by the court on December 3, 1996.

     Firefox has reviewed the allegations in the lawsuit, believes them to be without merit, and intends to defend itself and its officers and directors vigorously. In order to support an adequate defense, Firefox may be required to expend substantial sums for legal and expert fees and costs. The cost of defending the litigation and the outcome of the litigation are uncertain and cannot be estimated. If the lawsuit were determined adversely to Firefox, Firefox could be required to pay a substantial judgment, which could have a material adverse effect on the Company's business, financial condition and results of operations.

                          PART II  OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS.

     For a description of certain legal proceedings involving FTP and a description of certain legal proceedings involving Firefox, see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I of this Report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On July 22, 1996, the Company held a special meeting of stockholders for the purpose of considering a proposal to approve the issuance of the shares of Common Stock issuable pursuant to the Agreement and Plan of Merger dated as of May 21, 1996 among the Company, Firefox Acquisition Corp. and Firefox. The affirmative vote of the holders of a majority of the 16,372,278 outstanding shares of Common Stock entitled to vote and present at the meeting in person or by proxy was required to approve such proposal, in accordance with the rules of the National Association of Securities Dealers, Inc. (the "NASD"). Of such shares, 9,789,312 were voted in favor of such proposal, 4,246,568 were voted against such proposal, 99,770 abstained and 2,236,628 were not voted.

     On August 22, 1996, the Company held a special meeting in lieu of 1996 annual meeting of stockholders for the purposes of: (i) electing Vinton G. Cerf, Glenn C. Hazard and Louise A. Mathews as Class III Directors, to serve until the 1999 annual meeting of stockholders of the Company or until the qualification and election of their successors; (ii) considering a proposal to approve an amendment to the Company's Restated Articles of Organization, as amended, to increase the number of authorized shares of Common Stock from 50 million to 100 million; and (iii) considering a proposal to approve the FTP Software, Inc. 1996 Executive Equity Incentive Plan. The results of the votes were as follows:

     1.   Election of Class III Directors:

Nominee           For      Against  Withheld   Broker Non-Votes
-------------  ----------  -------  ---------  ----------------
Dr. Cerf       27,422,785     0     1,437,941          0
Mr. Hazard     27,419,271     0     1,441,455          0
Ms. Mathews    27,421,835     0     1,438,891          0

The following persons continued as directors following the meeting: Class I Directors -- David D. Clark and F. David Fowler; Class II Directors -- John H. Keller, John A. Kimberley and David H. Zirkle.

     2. Proposal to increase the number of authorized shares of Common Stock:

    For        Against   Abstained  Broker Non-Votes
------------  ---------  ---------  ----------------
 26,407,170   2,247,933    134,697       70,926

The affirmative vote of the holders of a majority of the shares of Common Stock outstanding as of the July 25, 1996 record date for the meeting (33,418,987 shares) was required to approve this proposal, in accordance with Massachusetts law.

     3. Proposal to approve the 1996 Executive Equity Incentive Plan:

    For        Against   Abstained  Broker Non-Votes
------------  ---------  ---------  ----------------
 25,769,036   2,843,318    177,446       70,926

The affirmative vote of the holders of a majority of the outstanding shares of Common Stock entitled to vote and present at the meeting in person or by proxy (28,860,726 shares) was required to approve this proposal, in accordance with the rules of the NASD.

ITEM 5.  OTHER INFORMATION.

     Pursuant to an Amendment to Rights Agreement dated as of November 7, 1996 between the Company and State Street Bank and Trust Company, as Rights Agent, the Company amended the Rights Agreement dated as of December 1, 1995 between such parties to permit Kopp Investment Advisors, Inc. (but not any of its transferees), subject to certain conditions, to own up to 6,722,400 shares of the Company's Common Stock (slightly under 20% of the number of outstanding shares of Common Stock) without triggering the exercisability of the Junior Preferred Stock purchase rights established by the Rights Agreement.

     On November 11, 1996, the Company announced that Glenn C. Hazard, President of the Company, has also been elected as Chief Executive Officer of the Company. David H. Zirkle, who had served as Chief Executive Officer of the Company since January 1993, will continue to serve as Chairman of the Company until his retirement, anticipated to occur in April 1997. Mr. Hazard joined the Company as President and Chief Operating Officer in April 1996.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         A.   EXHIBITS

EXHIBIT NO.  TITLE
-----------  -----

3.1          Restated Articles of Organization of the Company(1)

3.2 Certificate of Designation, Preferences and Rights of Junior Preferred Stock of the Company(1)

3.3 Articles of Amendment to Restated Articles of Organization of the Company*

3.4          Amended and Restated Bylaws of the Company(1)

4.1          Specimen common stock certificate(1)

4.2 Rights Agreement dated as of December 1, 1995 between the Company and State Street Bank and Trust Company, as Rights Agent (including form of Rights Certificate)(1)

EXHIBIT NO.  TITLE
-----------  -----

4.3 Amendment to Rights Agreement dated as of November 7, 1996 between the Company and State Street Bank and Trust Company, as Rights Agent*

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

10.3 Amendment No. 2 to Indenture of Lease between the Company and North Andover Mills Realty dated as of January 6, 1993(1)

10.4 Amendment No. 3 to Indenture of Lease between the Company and North Andover Mills Realty dated as of June 18, 1993(1)

10.5 Amendment No. 4 to Indenture of Lease between the Company and North Andover Mills Realty dated as of September 30, 1993(1)

10.6 Amendment No. 5 to Indenture of Lease between the Company and North Andover Mills Realty Limited Partnership dated August 12, 1995(1)

10.7 Employment Agreement between the Company and David H. Zirkle dated as of July 26, 1996*

10.8 Employment Agreement between the Company and David H. Zirkle dated as of March 1, 1993(1)

10.9 Amendment No. 1 to Employment Agreement between the Company and David H. Zirkle dated as of June 14, 1993(1)

10.10 Amendment No. 2 to Employment Agreement between the Company and David H. Zirkle dated as of August 15, 1994(1)

10.11 Amendment No. 3 to Employment Agreement between the Company and David H. Zirkle dated as of February 28, 1995(1)

10.12 Employment Agreement between the Company and Glenn C. Hazard dated as of July 29, 1996*

10.13 Employment Agreement between the Company and Susan L. Bostrom dated as of July 23, 1996*

10.14 Employment Agreement between the Company and Douglas F. Flood dated as of July 23, 1996*

10.15 Employment Agreement between the Company and John H. Keller dated as of July 23, 1996*

10.16 Employment Agreement between the Company and John A. Kimberley dated as of the "Effective Date" of the Firefox Merger*

10.17 Employment Agreement between the Company and Peter R. Simkin dated as of the "Effective Date" of the Firefox Merger, together with Amendment No. 1 thereto dated August 24, 1996*

EXHIBIT NO.  TITLE
-----------  -----

10.18 Employment Agreement between the Company and John J. Warnock, Jr., dated as of July 31, 1996*

10.19        FTP Software, Inc. Stock Option Plan(1)

10.20 Composite FTP Software, Inc. 1993 Non-Employee Directors' Stock Option Plan incorporating Amendment No. 1 effective as of June 2, 1995 and Amendment No. 2 effective as of August 22, 1996*

10.21        FTP Software, Inc. 1996 Executive Equity Incentive Plan*

10.22        FTP Software, Inc. 1993 Executive Bonus Plan(1)

10.23        FTP Software, Inc. 1994 Executive Compensation Plan(1)

10.24        FTP Software, Inc. 1995 Executive Compensation Plan(1)

10.25        FTP Software, Inc. 1995 V-P Sales Plan(1)

10.26 Indenture of Lease between the Company and Andover Mills Realty Limited Partnership dated as of October 1, 1993(1)

10.27 Amendment No. 1 to Indenture of Lease between the Company and Andover Mills Realty Limited Partnership dated as of February 10, 1994(1)

10.28 Amendment No. 2 to Indenture of Lease between the Company and Andover Mills Realty Limited Partnership dated as of June 7, 1995(1)

10.29 Amended and Restated Agreement and Plan of Merger by and among the Company, Firefox Acquisition Corp. and Firefox Communications Inc. dated as of May 21, 1996(2)

11           Weighted Shares Used in Computation of Earnings Per Share*

27           Financial Data Schedule*

99           Cautionary Statements Relevant to Forward-Looking Statements(3)

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

(3) Included as Appendix A to, and incorporated herein by reference to, the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

                              SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              FTP SOFTWARE, INC.


Date:  November 14, 1996      By:/s/ John J. Warnock, Jr.
                                 ------------------------
                                 John J. Warnock, Jr.
                                 Senior Vice President, Chief Financial Officer and Treasurer
                                 (Principal Financial and Accounting Officer)

                                   APPENDIX A


           CAUTIONARY FACTORS RELEVANT TO FORWARD-LOOKING STATEMENTS

     FROM TIME TO TIME MANAGEMENT OF FTP SOFTWARE, INC. ("FTP" OR THE "COMPANY") HAS MADE, AND MAY IN THE FUTURE MAKE, FORWARD-LOOKING STATEMENTS, BASED ON MANAGEMENT'S THEN-CURRENT EXPECTATIONS, INCLUDING STATEMENTS MADE IN SECURITIES AND EXCHANGE COMMISSION FILINGS, IN PRESS RELEASES AND ORAL STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. ALL FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS FOR A VARIETY OF REASONS. THESE REASONS INCLUDE, BUT ARE NOT LIMITED TO, COMPETITION, TECHNOLOGICAL AND OTHER MARKET CHANGES, INCREASED DEMANDS ON MANAGEMENT AS A RESULT OF RECENT ACQUISITIONS, AND OTHER FACTORS OUTLINED BELOW AND IN "ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" OF THE COMPANY'S REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1996 (THE "FORM 10-Q") TO WHICH THIS APPENDIX IS ATTACHED.

     As used herein, the term the "Company" is generally deemed to refer to FTP and its subsidiaries, including Firefox Communications Inc. ("Firefox"), which the Company acquired on July 22, 1996 through a merger of a subsidiary of the Company with Firefox.

     Competition. As described in Item 2 of the Form 10-Q, in September 1996 the Company announced its vision for the Virtual IP ("VIP") Network, a set of user-defined, standards-based software solutions to deploy, manage and secure IP (Internet protocol) infrastructures. The Company believes that none of its competitors presently has a set of software solutions designed to provide the features intended to be provided by the VIP Network. However, the Company believes that the major U.S. computer and communications systems vendors, including International Business Machines Corporation ("IBM"), Microsoft Corporation ("Microsoft"), Novell, Inc. ("Novell") and Sun Microsystems, Inc. ("Sun"), could design and implement their own versions of the VIP Network. Such vendors have substantially greater financial, technical, sales, marketing and other resources than the Company, as well as greater name recognition and a larger customer base, and the implementation by such vendors of similar products could have a material adverse effect on the Company's business, results of operations and financial condition.

     The networking software industry is highly competitive, and is characterized by evolving industry standards, frequent introduction of new products and product enhancements, and continuous improvement in product reliability, compatibility, memory use and performance. The Company's networking software products compete with major computer and communications systems vendors, again including IBM, Microsoft, Novell and Sun, as well as smaller networking software companies, such as NetManage, Inc. ("NetManage"). Some of the Company's competitors have substantially greater financial, technical, sales, marketing and other resources than the Company, as well as greater name recognition and a larger customer base. In addition, the Company's core product lines are based upon the Transmission Control Protocol/Internet Protocol ("TCP/IP"), an open non-proprietary data communications protocol suite. Several of the Company's competitors have developed proprietary networking applications and certain of such vendors, including Microsoft, provide a TCP/IP protocol suite in their products at little or no additional cost. The introduction of such protocol suites has lengthened the sales cycles of, and has resulted in a decrease in average unit sales prices for and, in the third quarter of 1996, a decrease in unit sales of, certain of the Company's products and may continue to have this effect, which has materially adversely affected the Company's results of operations in the first three quarters of 1996 and may continue to have this effect in the remainder of 1996 and beyond. The Company anticipates that other companies may also enter the market with their own implementations of TCP/IP. The Company is also facing competition from makers of terminal emulation software, such as Attachmate Corporation ("Attachmate") and Wall Data, Inc. ("Wall Data"). In addition, existing competitors could devote additional resources to the development of TCP/IP or expand their existing TCP/IP product lines. Increased competition from existing or new products could adversely affect demand for the Company's products and has led, and could continue to lead, to increased price competition, longer sales cycles and other concessions, adversely affecting the Company's gross margins and operating results.

     The market for Internet-based software and services is new, intensely competitive, rapidly evolving and subject to rapid technological change. The Company expects competition in this market to persist, intensify and increase in the future. Some of the Company's current and potential competitors have longer operating histories, greater name recognition, larger installed customer bases and significantly greater financial, technical and marketing resources than does the Company. Such competition has had a material adverse effect on the Company's business, operating results and financial condition in 1996. The Company's current and potential competitors include Microsoft, browser software vendors including Netscape Communications Corporation ("Netscape"), Web server software and service vendors, PC and UNIX software vendors and other vendors, including Apple Computer, Inc., Sun, Hewlett-Packard Co. ("Hewlett-Packard"), IBM, Digital Equipment Corp. ("Digital"), The Santa Cruz Operation, Inc. and Silicon Graphics, Inc. Certain operating system companies, such as Microsoft, have incorporated Web client functionality into their software products and offer this functionality at little or no additional cost to customers. If client products incorporated into operating systems by such operating system vendors gain market acceptance, these organizations may be better positioned than the Company to sell server and applications software products. In addition, software companies which have server products in other product categories may choose in the future to enhance the functionality of existing products or develop new competitive products. Further, the Company's current products are designed around certain standards, and industry acceptance of competing standards could decrease the demand for the Company's products. For example, Microsoft and IBM are each proposing an alternative security standard, and widespread adoption of either standard could have a material adverse effect on the Company's business, financial condition and results of operations.

     There can be no assurance that the Company will be able to compete successfully against current or future competitors. Competitive pressures faced by the Company have materially adversely affected its business, financial condition and results of operations in the first three quarters of 1996 and may continue to have such an effect during the remainder of 1996 and beyond.

     Because NOV*IX and other Firefox products have been developed for LANs running Novell's NetWare LAN operating system, sales of such products (and, as a result, the business, financial condition and results of operations of the Company) could be materially adversely affected by market developments adverse to Novell or NetWare.

     Rapid Technological and Other Market Changes and Dependence on New Products. The market for agent and networking software products is subject to rapid changes in technology and customer preferences, such as the recent decline in the use of DOS-based computing systems and the embedding of competing products into new PCs. The Company's growth and future financial performance will depend upon its ability to successfully market its new strategic VIP Network concept and to develop and introduce new products and enhancements of existing products that accommodate the latest technological advances and customer requirements, and also on its ability to increase unit volume sales of its connectivity products and to generate significant product revenues from its new VIP Network products and products currently under development. Any failure to increase revenues from connectivity products or to generate significant revenues from such other products could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the VIP Network, new products or product enhancements will be developed or marketed successfully by the Company on a timely basis or at all, that the VIP Network and any new product or product enhancements will achieve market acceptance, that other software vendors will not develop and market products which are superior to the Company's products or that such other products will not achieve greater market acceptance. In addition, the ability of the Company to develop and market the VIP Network and new products and product enhancements is dependent upon its ability to enter into certain strategic alliances as described below under "Strategic Alliances" and to retain qualified employees. Any failure by the Company to anticipate or respond adequately to changes in technology and customer preferences, to develop and introduce new products or product enhancements in a timely fashion, or to retain qualified employees, could have a material adverse effect on its business, financial condition and results of operations.

     Because certain of the Company's products incorporate software and other technologies developed and maintained by third parties, the Company is to a certain extent dependent upon such third parties' ability to enhance their current products, to develop new products on a timely and cost-effective basis that will meet changing customer needs, and to respond to emerging industry standards and other technological changes. There can be no assurance that the Company would be able to replace the functionality provided by the third party technologies currently offered in conjunction with the Company's products if such technologies become unavailable to the Company or obsolete or incompatible with future versions of the Company's products or market standards. The absence of or any significant delay in the replacement of that functionality could have a material adverse effect on the Company's business, financial condition or results of operations.

     Software products as complex as those offered by the Company may contain undetected errors or failures when first introduced or as new versions are released. There can be no assurance that, despite testing by the Company and current and potential customers, errors will not be found in new products and product enhancements after commencement of commercial shipments, resulting in loss of or delay in market acceptance. Such loss or delay could have a material adverse effect on the Company's business, financial condition and results of operations.

     Declining Average Selling Prices. Until 1995, the market for the Company's products was not characterized by significant price competition; however, as noted above, the Company is facing increasing pricing pressures from competitors. These pressures are likely to continue to increase, have led to a decrease in average unit sales prices for certain of the Company's products, could continue to have this effect on average unit sales prices for the Company's products, and have had and could continue to have a material adverse effect on the Company's results of operations and financial condition.

     Reliance on Strategic Alliances. In addition to internal development, the Company expects to implement its VIP Network strategy described under Item 2 of the Form 10-Q in part through strategic alliances with industry partners that have developed products and technologies that are complementary to those of the Company (both for the purpose of incorporating the Company's technologies in the products of third parties and the incorporation of the technologies of third parties, possibly including security and directory services technologies, in certain planned Company products) as well as strategic alliances with industry partners that have developed complementary distribution channels. This strategy is an important component of the Company's ability to achieve its goal of providing to its customers, through the VIP Network, a set of user-defined, standards-based software solutions to deploy, manage and secure IP infrastructures, enabling companies to securely extend their networks beyond traditional boundaries, intranets and the Internet to build virtual workgroups or enable electronic commerce. While the Company is searching for strategic alliance opportunities, there can be no assurance that it will be successful in identifying or developing such alliances or that such alliances will achieve their intended purposes.

     While the Company does not presently intend to acquire additional businesses or companies, the Company continues to evaluate potential acquisitions and may pursue acquisition candidates if it determines that an acquisition would further its corporate strategy as described above. Acquisitions involve a number of special risks and factors, including, among other things, the diversion of management's attention, the assimilation of the operations and personnel of the acquired company or business, the incorporation of acquired products into existing product lines, adverse short-term effects on reported operating results, the amortization of acquired intangible assets, the loss of key employees of the acquired company or business and the difficulty of presenting a unified corporate image. No assurance can be given that any acquisition by the Company will or will not occur, that if an acquisition does occur that it will not materially and adversely affect the Company or that any such acquisition will be successful in enhancing its business. If the operations of an acquired company or business do not meet expectations, the Company may be required to restructure the acquired business or write off the value of some or all of the assets of the acquired business.

     Changes in Personnel. The Company experienced rapid growth during 1995 and early 1996, from approximately 474 employees at January 1, 1995 to approximately 880 employees at April 30, 1996, which placed a significant demand on the Company's management and other resources. Included in such increase were key members of management as well as approximately 150 employees hired in connection with business acquisitions. In early May 1996, in connection with a reorganization of the Company's operations, the Company decided to effect certain cost-cutting measures, including a reduction of approximately 10% in the number of the Company's full-time employees. Since the May reorganization, the number of the Company's employees has decreased further, which the Company believes is primarily attributable to increased competition for qualified personnel in the market, to the decline in the Company's operating results and the trading prices of its Common Stock during 1996 and, to a lesser extent, the integration of Firefox. In connection with the Firefox acquisition, the number of the Company's employees increased by approximately 124 persons. At September 30, 1996, the Company employed approximately 700 persons in its continuing operations.

     Additionally, management of FTP believes that the rapid expansion of its sales and marketing force during the same period, from approximately 220 persons at December 31, 1994 to approximately 330 persons at December 31, 1995 to approximately 375 persons at May 2, 1996, and the opening and expansion of several new offices outside of the United States during 1995 and early 1996, resulted in certain inefficiencies in its sales and marketing organizations. During the fall of 1996, the Company hired a number of experienced management personnel to reorganize the Company's sales and marketing organizations and eliminate such inefficiencies. However, if the Company is unsuccessful in eliminating such inefficiencies, it will not be able to take full advantage of the expansion of its sales and marketing organizations, which may have a material adverse effect on its results of operations.

     Competition for qualified personnel in the software industry is intense and there can be no assurance that the Company will be able to retain a sufficient number of qualified employees. The success of the Company will depend to a significant degree upon its ability to retain qualified personnel and the continued contributions of its key management, marketing, product development and operational personnel. It may become increasingly difficult for the Company to hire, train and assimilate new employees. If the Company is unable to recruit or retain key technical, sales and other personnel, the Company's business, financial condition and results of operations could be materially adversely affected.

     Integration of Firefox. The successful combination of companies in the rapidly changing high technology industry requires coordination of sales and marketing and research and development efforts and may be more difficult to accomplish than in some other industries. While the Company believes that the integration of Firefox is substantially complete, the Company and Firefox are in the process of integrating their distribution channels. Firefox has relied significantly on its independent distributors, systems integrators and value-added resellers for certain elements of the marketing and distribution of its products. There can be no assurance that any of Firefox's current distributors, systems integrators or value-added resellers will be retained. Any changes in distribution channels may adversely affect sales of the Firefox product line and consequently may adversely affect the Company's business, financial condition and results of operations, at least in the near term.

     Potential Fluctuations in Operating Results. The Company's operating results have in the past and may in the future fluctuate from period to period as a result of a variety of factors, including, among other things: the purchasing patterns of its customers; the lengthening of sales cycles; the mix of products sold; customer order deferrals in anticipation of new products or product enhancements; market acceptance and timing of the introductions of new products and product enhancements by the Company and its competitors; variations in sales by product and distribution channel; changes in resellers' inventory practices; the exercise of stock rotation or inventory price protection practices by distributors; the accuracy of resellers' forecasts of customer demands; fluctuations in domestic and foreign economic conditions; competitive pricing pressures; and the Company's sales compensation programs, which are based on both quarterly and annual sales levels. In addition, substantially all of the Company's product revenue and profit in each quarter result from orders received in that quarter, and an increasingly large portion of orders are received during the last month of such quarter. If revenue does not meet expectations in any given quarter, operating results may be materially adversely affected. There can be no assurance that the Company will not experience significant fluctuations in operating results in the future. Quarterly sales and operating results generally depend on the volume and timing of and ability to fulfill orders received within the quarter, which are difficult to forecast. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall of demand for the Company's products and services in relation to the Company's expectations would have an immediate adverse impact on the Company's business, financial condition and results of operations. To the extent that expenses precede or are not subsequently followed by increased revenue, the Company's business, financial condition and results of operations will be materially adversely affected. Based on the foregoing, the Company believes that period to period comparisons of results of operations are not necessarily meaningful and should not be relied upon as an indicator of future performance.

     International Sales. Sales outside the United States accounted for approximately 44% and 46% of the Company's total revenues in 1994 and 1995, respectively. Sales in the United Kingdom accounted for approximately 40% and 39% of Firefox's net revenues in 1994 and 1995, respectively. The Company expects that sales outside the United States will continue to account for a substantial portion of revenue for the foreseeable future. Growth in international sales is expected to be a significant factor in the future success of the Company. The Company's international sales have decreased in 1996, primarily as a result of increased competition, longer sales cycles, lower average unit sales prices and, in the third quarter of 1996, decreased unit sales as described above. There can be no assurance that the Company will be able to increase international sales of its products or that its international distribution channels will be able to service and support its products adequately.

     Due to the encryption technology contained or to be contained in certain of the Company's current and planned VIP Network products, such products are and will be subject to U.S. export controls, and there can be no assurance that such export controls will not limit the Company's ability to distribute such products outside the United States or that international customers will accept the products that the Company is allowed to export under such controls, which could have a material adverse effect on the Company's business, results of operations and financial condition. See "Government Regulation and Legal Uncertainties" below.

     There are certain general risks inherent in conducting international business, including exposure to currency exchange rate fluctuations, changes in markets caused by various political, social and economic factors, unexpected changes in regulatory requirements, tariffs and other trade barriers, costs and risks of localizing products for foreign countries, longer payment terms, potentially adverse tax consequences, repatriation of earnings, the burdens of complying with a wide variety of foreign laws and the difficulties of managing international operations. In addition, revenue of the Company earned in various countries where the Company does business may be subject to taxation by more than one jurisdiction, thereby adversely affecting the Company's earnings.
There can be no assurance that such factors will not have a material adverse effect on the revenue from the Company's future international sales and, consequently, the Company's business, financial condition and results of operations.

     An increase in the value of the U.S. dollar relative to foreign currencies would make the Company's products more expensive and therefore potentially less competitive in those markets. While the Company has historically priced, invoiced and collected international sales primarily in United States dollars, Firefox prices, invoices and collects a substantial portion of its sales in foreign currencies, primarily British pounds sterling, and FTP anticipates that it will transact a greater number of sales in local currencies as its distribution channels are combined with those of Firefox. Accordingly, the Company anticipates that fluctuations in currency exchange rates could in the future have an adverse effect on its results of operations and financial condition.

     Because substantially all of the Company's international sales are indirect, any material increase in the Company's international sales as a percentage of total revenue may have an adverse effect on its gross margins due to the lower per unit revenue realized by the Company on sales through indirect channels.

     Proprietary Rights. The Company considers its implementations of the TCP/IP protocol, its OnNet(R) Kernel software and PC/TCP(R) Kernel software, to be proprietary and relies primarily on a combination of copyrights, trademarks, trade secret law and contracts to protect such proprietary implementations. However, the basic TCP/IP protocols are non-proprietary and other parties have developed their own versions. See "Competition" above.

     The Company generally enters into confidentiality and/or license agreements with its consultants, distributors, customers and potential customers and limits access to and distribution of its source code and other proprietary information. Although the Company currently has no issued patents, the number of patents granted on software inventions is increasing. Consequently, there is a growing risk of third parties asserting patent claims against the Company. In the future, the Company may receive communications from third parties asserting that the Company's products infringe, or may infringe, the patents or other proprietary rights of such third parties, or seeking indemnification against such infringement, or asserting that the Company must obtain a license from such third parties. Such communications, and any resulting litigation, could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, financial condition and results of operations. If any claims or actions were to be asserted against the Company and the Company were required to seek a license of a third party's intellectual property, there can be no assurance that the Company would be able to acquire such a license on reasonable terms or at all, and no prediction can be made about the effect that such license might have on the Company's business, financial condition or results of operations. Should litigation with respect to any such claim commence, such litigation could be extremely expensive and time consuming and could materially adversely affect the Company's business, financial condition and results of operations regardless of the outcome of the litigation.

     Marketing and Distribution Risks. As part of its sales and marketing strategies, the Company intends to continue to exert significant sales and marketing efforts. There can be no assurance that these efforts will be successful. For example, there can be no assurance that the Company will be able to attract or retain qualified direct sales personnel, that such efforts will result in increased sales of the Company's products, or that such efforts will enable the Company to compete successfully against the larger and better funded sales and marketing organizations of some of its competitors.

     The Company relies significantly on its independent distributors, systems integrators and value-added resellers for certain elements of the marketing and distribution of its products. The agreements in place with these organizations are generally non-exclusive. These organizations are not within the control of the Company, may represent other product lines in addition to those of the Company and are not obligated to purchase products from the Company. There can be no assurance that such organizations will give a high priority to the marketing of the Company's products, and such organizations may give a higher priority to other products, which may include the products of the Company's competitors. Actions of this nature by such organizations could result in a lower sales effort applied to the Company's products and a consequent reduction in the Company's operating results. The Company's results of operations can also be materially adversely affected by changes in the inventory strategies of its resellers, which can occur rapidly and in many cases may not be related to end-user demand.

     The Company may grant its distributors limited rights to exchange unsold products for other products and provide inventory price protection in the event of price reductions by the Company. While the Company provides allowances for projected returns and price protection in certain instances, there can be no assurance that allowances will be sufficient to offset product returns and price protection in the future. Substantial returns of products or a decrease in the price of the Company's products could have a material adverse effect on the Company's business, financial condition and results of operations.

     Government Regulation and Legal Uncertainties. The Company is not currently subject to direct regulation by any government agency, other than regulations applicable to business generally, and (with the exception of regulations controlling the export and import of encryption technology referred to below) there are currently few laws or regulations directly applicable to access to or commerce on the Internet. However, due to the increasing popularity and use of the Internet, it is possible that various laws and regulations may be adopted with respect to the Internet, covering issues such as user privacy, pricing and characteristics and quality of products and services. For example, the relatively new Communications Decency Act prohibits distribution of obscene, lascivious or indecent communications on the Internet. The adoption of any such laws or regulations may decrease the growth of the Internet, which could in turn decrease the demand for certain of the Company's products and increase the Company's cost of doing business or otherwise have an adverse effect on the Company's business, financial condition or results of operations. Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, libel and personal privacy is uncertain. Due to the encryption technology contained in certain of the Company's products, such products are subject to U.S. export controls. There can be no assurance that such export controls, either in their current form or as may be subsequently enacted, will not limit the Company's ability to distribute products outside of the United States or electronically or that international customers will accept the products that the Company is allowed to export within the limits of those controls. While the Company takes precautions against unlawful exportation, the global nature of the Internet makes it virtually impossible to effectively control the distribution of the Company's products. In addition, federal or state legislation or regulation may further limit levels of encryption or authentication technology. Any such export restrictions, new legislation or regulation or unlawful exportation could have a material adverse effect on the Company's business, financial condition and results of operations.

     Legal Proceedings Against FTP and Firefox. See Item 2 of the Form 10-Q for a description of certain legal proceedings against FTP and Firefox which could materially adversely affect such companies' future business, operations and financial condition.

                                 EXHIBIT INDEX

  EXHIBIT NO.       TITLE
  -----------       -----


  3.1      Restated Articles of Organization of the Company(1)

  3.2      Certificate of Designation, Preferences and Rights of
           Junior Preferred Stock of the Company(1)

  3.3      Articles of Amendment to Restated Articles of Organization of the
           Company*

  3.4      Amended and Restated Bylaws of the Company(1)

  4.1      Specimen common stock certificate(1)

  4.2 Rights Agreement dated as of December 1, 1995 between the Company and State Street Bank and Trust Company, as Rights Agent (including form of Rights Certificate)(1)

  4.3 Amendment to Rights Agreement dated as of November 7, 1996 between the Company and State Street Bank and Trust Company, as Rights Agent*

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

  10.3 Amendment No. 2 to Indenture of Lease between the Company and North Andover Mills Realty dated as of January 6, 1993(1)

  10.4 Amendment No. 3 to Indenture of Lease between the Company and North Andover Mills Realty dated as of June 18, 1993(1)

  10.5 Amendment No. 4 to Indenture of Lease between the Company and North Andover Mills Realty dated as of September 30, 1993(1)

  10.6 Amendment No. 5 to Indenture of Lease between the Company and North Andover Mills Realty Limited Partnership dated August 12, 1995(1)

  10.7 Employment Agreement between the Company and David H. Zirkle dated as of July 26, 1996*

  10.8 Employment Agreement between the Company and David H. Zirkle dated as of March 1, 1993(1)

  10.9     Amendment No. 1 to Employment Agreement between the Company and David
           H. Zirkle dated as of June 14, 1993(1)

  10.10 Amendment No. 2 to Employment Agreement between the Company and David H. Zirkle dated as of August 15, 1994(1)

  10.11 Amendment No. 3 to Employment Agreement between the Company and David H. Zirkle dated as of February 28, 1995(1)

  EXHIBIT NO.        TITLE
  -----------        -----


  10.12 Employment Agreement between the Company and Glenn C. Hazard dated as of July 29, 1996*

  10.13 Employment Agreement between the Company and Susan L. Bostrom dated as of July 23, 1996*

  10.14 Employment Agreement between the Company and Douglas F. Flood dated as of July 23, 1996*

  10.15 Employment Agreement between the Company and John H. Keller dated as of July 23, 1996*

  10.16 Employment Agreement between the Company and John A. Kimberley dated as of the "Effective Date" of the Firefox Merger*

  10.17 Employment Agreement between the Company and Peter R. Simkin dated as of the "Effective Date" of the Firefox Merger, together with Amendment No. 1 thereto dated August 24, 1996*

  10.18 Employment Agreement between the Company and John J. Warnock, Jr., dated as of July 31, 1996*

  10.19     FTP Software, Inc. Stock Option Plan(1)

  10.20 Composite FTP Software, Inc. 1993 Non-Employee Directors' Stock Option Plan incorporating Amendment No. 1 effective as of June 2, 1996 and Amendment No. 2 effective as of August 22, 1996*

  10.21     FTP Software, Inc. 1996 Executive Equity Incentive Plan*

  10.22     FTP Software, Inc. 1993 Executive Bonus Plan(1)

  10.23     FTP Software, Inc. 1994 Executive Compensation Plan(1)

  10.24     FTP Software, Inc. 1995 Executive Compensation Plan(1)

  10.25     FTP Software, Inc. 1995 V-P Sales Plan(1)

  10.26 Indenture of Lease between the Company and Andover Mills Realty Limited Partnership dated as of October 1, 1993(1)

  10.27 Amendment No. 1 to Indenture of Lease between the Company and Andover Mills Realty Limited Partnership dated as of February 10, 1994(1)

  10.28 Amendment No. 2 to Indenture of Lease between the Company and Andover Mills Realty Limited Partnership dated as of June 7, 1995(1)


  10.29 Amended and Restated Agreement and Plan of Merger by and among the Company, Firefox Acquisition Corp. and Firefox Communications Inc. dated as of May 21, 1996(2)

  11        Weighted Shares Used in Computation of Earnings Per Share*

  EXHIBIT NO.        TITLE
  -----------        -----


  27        Financial Data Schedule*

  99        Cautionary Statements Relevant to Forward-Looking Statements(3)

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

  (3) Included as Appendix A to, and incorporated herein by reference to, the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.