Form 10-K405
period 1996-12-31
FTP SOFTWARE INC
filed 1997-03-31
CIK 912548

                                    FORM 10-K
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______

                         COMMISSION FILE NUMBER 0-69278

                               FTP SOFTWARE, INC.
             (Exact name of registrant as specified in its charter)

MASSACHUSETTS                                                                                  04-2906463
(State or other jurisdiction of incorporation or organization)        (I.R.S. Employer Identification No.)

100 BRICKSTONE SQUARE, FIFTH FLOOR, ANDOVER, MA                                                      01810
(Address of principal executive offices)                                                        (Zip Code)

(508) 685-4000
(Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of Each Exchange
       Title of Each Class                         on Which Registered
       -------------------                         -------------------
              NONE                                         NONE

           Securities registered pursuant to Section 12(g) of the Act:

                  Title of Class: COMMON STOCK ($.01 PAR VALUE)
                  --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the registrant's voting stock held by non-affiliates was approximately $197,618,000 on March 21, 1997, based on the closing sales price of the registrant's Common Stock as reported on the Nasdaq National Market as of such date.

The number of shares outstanding of each of the registrant's classes of common stock as of March 21, 1997 was as follows:

       Common Stock, $.01 par value                      33,760,883

                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated herein by reference:

Part III: Portions of the registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the registrant's 1997 Annual Meeting of Stockholders.

                               FTP SOFTWARE, INC.

                                TABLE OF CONTENTS
                                -----------------

PART I                                                                                     PAGE
------                                                                                     ----
Item 1.         Business                                                                     1

Item 2.         Properties                                                                  11

Item 3.         Legal Proceedings                                                           11

Item 4.         Submission of Matters to a Vote of Security Holders                         12

Item 4A.        Executive Officers of the Registrant                                        13

PART II
-------

Item 5.         Market for the Registrant's Common Equity and Related Stockholder           15
                Matters

Item 6.         Selected Financial Data                                                     15

Item 7.         Management's Discussion and Analysis of Financial Condition and             17
                Results of Operations

Item 8.         Financial Statements and Supplementary Data                                 25

Item 9.         Changes in and Disagreements with Accountants on Accounting and             48
                Financial Disclosure

PART III
--------

Item 10.        Directors and Executive Officers of the Registrant                          48

Item 11.        Executive Compensation                                                      48

Item 12.        Security Ownership of Certain Beneficial Owners and Management              48

Item 13.        Certain Relationships and Related Transactions                              48


PART IV
-------

Item 14.        Exhibits, Financial Schedules and Reports on Form 8-K                       48

                Signatures                                                                  52

                Appendix A                                                                 A-1

                Schedule II                                                               II-1

                                      (i)

                                     PART I

ITEM 1.  BUSINESS.

     In September 1996, the Company unveiled its vision for the VIP Network, a software architecture concept designed to enable organizations to secure, manage and transparently extend their networks beyond traditional boundaries, intranets and the Internet. The VIP Network is intended to allow an organization to support mobile personal computer users and remote sites, to build virtual collaborative workgroups within and across the organization and to facilitate electronic commerce by building federated networks between and among the organization and its customers, suppliers and other business partners. FTP's current and planned VIP Network products will function as important components of an enterprise's VIP Network solution. These products generally fall into three categories: client networking products; server networking products; and agent applications. FTP's existing VIP Network products are intended to operate either separately or in combination with each other as well as with many third-party products as part of an enterprise's overall VIP Network solution.

     The Company has been engaged in the design, development, marketing and support of client networking software products since 1986. These products, which are based upon the industry standard Transmission Control Protocol/Internet Protocol ("TCP/IP") data communications protocol suite, enable personal computer ("PC") users to find, access and use heterogeneous hardware, information and applications resources across local area, enterprise-wide and global networks and a variety of operating systems, computing platforms and network environments.

     The Company's server networking products are based on technology developed by Firefox Communications Inc., which was acquired by the Company in July 1996. Firefox began shipping its first server connectivity product in 1990. The Company's current server products provide connectivity for local area networks ("LANs") running Novell NetWare and allow workgroups to access local and remote computing resources, including the Internet, across different networking protocols and client operating systems. These products are centrally configured on the server and integrated with the network operating system ("NOS"), thereby taking advantage of the management and security features already implemented in the NOS and enhancing control, administration and security of the LAN.

     As part of its VIP Network strategy, FTP is also developing a number of agent applications. These applications will provide platform-independent agents that can be deployed in network communities to automate traditional network management functions through IP-connected devices. With agent technology, managers can manage, monitor and troubleshoot end user systems and network devices in a bi-directional manner from a single location. FTP's agent applications are being designed to be mobile, have built-in security and be dispatched from any client or server to a community of hosts on an intranet. Primarily designed with Java and ActiveX standards, these agents will help enable critical network points to be VIP Network-ready. This agent technology is also being integrated into other FTP VIP Network components.

     While FTP has already developed several VIP Network products, FTP's ability to fully implement the VIP Network concept depends in part on its ability to develop additional planned VIP Network products and technologies in a timely manner. This in turn depends in part on the Company's success in entering into and implementing strategic alliances providing for the joint development of some of those planned products and technologies. For a discussion of these and other factors that could affect the Company's future operating results, see Appendix A, "Cautionary Factors."

     The Company was incorporated in Massachusetts in 1986. Its corporate headquarters are located at 100 Brickstone Square, Andover, Massachusetts 01810, telephone number (508) 685-4000.

INDUSTRY BACKGROUND

     The fundamental building block of an enterprise computer network is the "LAN," or local area network. A LAN typically consists of at least one central computer that acts as a "server" for a workgroup consisting of multiple PCs, or "clients." The LAN allows individual users to share data, applications and computing resources. An enterprise typically connects and integrates a LAN with computing resources located outside of the LAN, such as UNIX workstations and legacy minicomputer and mainframe systems.

     As networking technology has advanced, enterprises have become able to expand their networks through the connection of both local and geographically dispersed LANs to form wide area networks ("WANs"). Internal networks that employ a TCP/IP-based communications protocol, such as that included in FTP's networking products, can connect multiple LANs and WANs, including remote networks and mobile PCs, to form "intranets".

     Communications among LANs, WANs and other computing resources, or networking, is a significant technological challenge due to the multitude of computing standards and communications protocols used within and across enterprises. Different client PCs within an organization may run different operating systems, the most popular of which are Windows (including Windows 3.x, Windows 95 and Windows NT), DOS and MacOS, as well as different client-server applications, such as different e-mail programs. Similarly, LANs may run different NOSs, the most widely used of which is Novell NetWare. Finally, LANs, workstations, minicomputers and mainframes may use different networking communications protocols, the most popular of which is TCP/IP. This complexity places a premium on efficient management of the network.

     The development of the Internet has resulted in further evolution of the enterprise network. The Internet is a global web of computer networks that enables businesses, educational institutions, government agencies and individuals to communicate, access and share information and conduct business remotely. The networks that comprise the Internet are connected in a variety of ways, including by the public switched telephone network and by high speed dedicated leased lines. Open communications on the Internet are enabled by the TCP/IP communications protocol. TCP/IP also enables an organization to use the Internet as a low-cost communications backbone for a WAN, allowing the organization to extend internal information systems and enterprise applications to geographically dispersed facilities and mobile employees.

     While there has been significant usage of the Internet by individuals and educational institutions for several years, the recent growth in commercial usage of the Internet has been driven primarily by the increasing popularity of two Internet applications, the World Wide Web (the "Web") and e-mail. Organizations are increasingly recognizing that the Internet can enhance communications both among their geographically dispersed locations and employees as well as with their customers, suppliers and other business partners, and have become increasingly dependent on electronic communications in conducting their daily business. Computers are increasingly used by mobile employees and small workgroups in their daily work routines. Portable and other non-networked computers are a large and fast-growing segment of the computing industry, and full-featured, remote, real-time, secure access to enterprise networks is assuming critical importance in today's global economy. With current technology, however, an enterprise is constrained from fully, manageably and securely extending network services to remote sites, mobile users, business partners and cross-organizational groups.

FTP'S VIP NETWORK STRATEGY

     Following the Firefox acquisition, the Company recognized that it had many of the building blocks for the client-server, agent, security and directory services products and technologies that would enable it to develop the foundation for a set of software infrastructure solutions that would address the following emerging networking market needs:

     * the need to securely provide remote sites and mobile users with the same network access and computing environment as centralized users;

     * the need to facilitate electronic commerce and the exchange of information between an organization and its customers, suppliers and business partners by extending the reach of the organization's network to build federated networks with those customers, partners and suppliers, enabling users in the different organizations to work together in a way that is secure, managed and auditable, while ensuring that each organization's network remains separate; and

     * the need to build temporary and permanent collaborative workgroups, both internal and external, in a secure, controlled and cost-effective manner.

     The Company envisions the VIP Network as a set of software solutions that will enable an organization to meet these goals by functioning as a software layer in the enterprise network infrastructure, creating a secure, manageable and transparent virtual network that seamlessly connects all users, regardless of location, hardware or network protocol. FTP's strategy is to develop and market products that, separately or in conjunction with each other and with third-party products, will enable the enterprise to design a VIP Network solution that will:

     * identify the users who are allowed access to the system and the types of services they can use based on software user profiles and privileges, rather than hardware or IP addresses;

     * transparently provide authentication, validation, encryption and firewalling to secure the user's environment and data;

     * enable access and connectivity throughout the network by building links between the applications, domains, security systems, network operating systems, end user systems and proprietary hardware on the enterprise network;

     * simplify the challenge of multiple directories and complex hardware infrastructure by introducing a user-centric management layer enabling the enterprise network manager to create and manage a single set of participation profiles across the VIP Network;

     * provide transparency by overlaying the network infrastructure (including LANs, backbones and routers) with a virtual network that is defined in software by the network manager, to allow the manager to administer the network as a single unit, through an intuitive interface;

     * simplify the enormous complexity of enterprise networks by supplying the intelligence in the network infrastructure to handle routine tasks in both the network infrastructure and end user systems, allowing network managers to focus on higher level issues; and

     * preserve existing technology investments by providing products that are based on open standards and are therefore protocol-, platform- and applications-independent, thus enabling network managers to create and manage their virtual networks without changing the network infrastructure already in place.

     While FTP has already developed several products that will function as important components of an organization's VIP Network solution, FTP's ability to fully implement the VIP Network concept depends on its ability (i) to successfully market the VIP Network concept, (ii) to enter into and implement strategic alliances that will enable the Company both to expand its distribution channels and to develop the additional products and technologies necessary to fully implement the VIP Network concept (through both the incorporation of the Company's technologies in the products of third parties and the incorporation of the technologies of third parties, possibly including security and directory services technologies, in certain planned VIP Network products) and (iii) to successfully develop and timely release the additional VIP Network products necessary to fully implement the VIP Network concept. See Appendix A, "Cautionary Factors -- Competition," "-- Rapid Technological and Other Market Changes; Dependence on New Products," "-- Interoperability with Third Party Products and Technologies" and "-- Reliance on Strategic Alliances."

PRODUCTS

     FTP's current and planned VIP Network component products generally fall into three categories: client networking products; server networking products; and agent applications. The Company has designed its products based on open technology standards, with an emphasis on compatibility, reliability and robustness to both enhance and protect its customers' investments in different networking hardware and software and to provide its customers with flexibility for future investments.

     CLIENT NETWORKING PRODUCTS FOR THE VIP NETWORK

     FTP's client networking products enable managers to provide end user systems with user-friendly, intuitive interfaces to VIP Networks. These products also include the client components necessary to allow users to take advantage of VIP Networks in a secure and managed way. The following is a brief description of FTP's current VIP Network client networking products.

     SECURE CLIENT FOR WINDOWS 95, the foundation for the VIP Network, provides a secure, robust and manageable advanced connectivity foundation for Windows 95-based systems. Based on FTP's implementation of the TCP/IP protocol stack technology included in its OnNet products described below, Secure Client contains a variety of advanced diagnostic utilities (including IPTrace) and worldwide remote access capabilities. Through its support of IPSECurity, Secure Client supports point-to-point and point-to-firewall security for both packet data and IP information. Secure Client also provides support for the latest IP standards, including IPv6, Mobile IP, IP Multicasting and WinSock 2.0. These standards are built upon the same open standards, such as the BSD code base, upon which FTP's products are based. Secure Client is agent-enabled for compatibility with FTP's planned agent applications.

     The Company's ONNET family of products includes OnNet16 Connectivity Suite for Windows 3.1 and Windows for Workgroups and OnNet32 Connectivity Suite for Windows 95 and Windows NT. These products provide a robust 32-bit version of FTP's own implementation of the TCP/IP protocol suite (called the OnNet Kernel) that enables network administrators to centrally install, configure and manage a secure TCP/IP infrastructure and provide end users with a full suite of applications designed to reach and share information on corporate intranets and the Internet and across legacy systems. FTP's OnNet products are compatible with most major personal computer client-server and network operating systems, including 16-bit and 32-bit Windows (including Windows 95 and Windows NT), NetWare, LAN Manager, Pathworks, Windows for WorkGroups and Vines.

     OnNet contains numerous networking applications and features, including: mobile support; network file and printer sharing; advanced terminal emulation; electronic mail ("e-mail"); KEYview for converting, viewing and printing documents, spreadsheets, graphics and other file formats; remote file transfer; remote command, remote printing and remote tape backup; and installation and configuration utilities. OnNet32 also supports IPv6 and WinSock 2.0. For those customers that may already have a stack provided by FTP or a third party in their network infrastructure, FTP is also developing a Network Access Suite software product which is intended to provide many of the client applications provided by FTP's OnNet products and to be agent-enabled for compatibility with FTP's planned agent applications.

     FTP also sells OnNet Kernel for Windows, a high performance, highly reliable implementation of the core TCP/IP suite of protocols which runs in multi-tasking environments such as Windows and DesqView/X. The OnNet Kernel includes a number of advanced features, such as gateway fallback and router discovery, that allow for performance optimization, network redundancy, easy configuration and error recovery in complex networks. The OnNet Kernel is sold both bundled with FTP's networking applications and separately as a stand-alone product to OEMs for embedding in their products and to end users to run third party applications or other resource sharing products.

     FTP's INTERDRIVE family of network file system solutions includes InterDrive Client NFS for Windows 95 and InterDrive Client NFS for Windows NT, which are client applications that provide network users with access to printers, directories and files systems on network servers running the NFS server software, and InterDrive Server NFS for Windows NT, a server product that lets users share applications, information and devices (such as CD-ROMs) that are located on the NFS server as if it were connected directly to a desktop PC.

     FTP's X ONNET products allow Windows users to access networked applications based on the X-Windows (X.11) standard. X OnNet is both powerful and easy to use, and can run on any Windows Sockets compliant network software. FTP offers 16-bit and 32-bit versions of this product. X OnNet is available for Windows 3.1 and Windows for Workgroups and X OnNet32 is available for Window 95.

     SERVER NETWORKING PRODUCTS FOR THE VIP NETWORK

     FTP's VIP server networking products are intended to provide a fast, easy way for managers to connect users to the extended enterprise VIP Network. These products are being designed to be able to integrate with existing and planned enterprise network infrastructures to enable user-based VIP Networks in a secure and managed environment. The Company's technology focus in the VIP server networking product area has included security policies and directory services. The Company expects to devote significant development efforts during 1997 relating to these technologies.

     The Company currently has two VIP Network server products, both belonging to the Company's INTERNET GATEWAY family of products. Internet Gateway for NetWare and Internet Gateway for Windows NT are server-based products that allow Novell NetWare networks to connect to TCP/IP-based corporate intranets and the Internet. These products provide a wide range of features that allow network managers to manage, secure and audit connectivity to an organization's IP networks and the Internet through a single centralized interface. Because the TCP/IP stack is installed centrally on the NetWare or Windows NT server rather than on each desktop, only one IP address is required, dramatically simplifying network management.

     AGENT APPLICATIONS FOR THE VIP NETWORK

     Agents are generally self-contained intelligent software solutions that perform a variety of tasks on behalf of a user, such as simple message broadcasts to users, delivery of software, auditing, remote execution and network monitoring control. Intelligent agents also have the ability to make real-time decisions and modify their behavior based on the changing conditions of a network. For example, an agent can modify its pre-set travel plan to return to a busy PC again at a later time or generate a report listing unavailable PCs. "Agent-enabled" applications can automatically run tasks triggered by events without user interaction.

     FTP is designing its agent applications as platform-independent agents that can be deployed in network communities to automate traditional network management functions through IP-connected devices. With agent technology, managers can manage, monitor and troubleshoot end user systems and network devices in a bi-directional manner from a single location. FTP's agent applications are being designed to be mobile, have built-in security and be dispatched from any client or server to a community of hosts on an intranet. Primarily designed with Java and ActiveX standards, these agents will help enable critical network points to be VIP Network-ready. FTP's agent applications are based on "push" technology architecture, which allows data to be "pushed" to a client using a Java-based agent without any user interaction or decision-making. The push model requires the Java Virtual Machine and an agent responder (a small Java-based footprint which has built-in security and receives an agent), which is included in FTP's agent-enabled products. FTP's agent technology is also being integrated into other FTP VIP Network components.

     FTP has a number of agent applications under development. For example, an auditor application is under development that will dispatch an agent to inventory hardware, software and configuration information of target systems within a network community; the data collected by the agent will be stored in databases which can be accessed by the auditor as well as by other FTP agent applications. Also under development is a distributor agent application that will dispatch an agent carrying a payload, such as software updates, to be distributed to targeted systems within a network community.

     OTHER PRODUCTS

     FTP continues to derive significant revenue from its PC/TCP product line, particularly outside the United States. Based on FTP's PC/TCP Kernel implementation of the TCP/IP protocol suite, FTP's PC/TCP products allow PC users to share information, access data from other sources, run host-based applications and use network services across an organization's entire computing environment. FTP's PC/TCP products are compatible with MS-DOS, NetWare, LAN Manager, Windows for WorkGroups and Vines, but are generally deployed in MS-DOS environments.

     The PC/TCP Kernel is a high performance, highly reliable implementation of the core TCP/IP suite of protocols. PC/TCP includes a number of advanced features such as gateway fallback and router discovery that allow for performance optimization, network redundancy, easy configuration and error recovery in complex networks. The PC/TCP Kernel is sold as part of other FTP products and is also sold separately as a stand-alone product to OEMs for embedding in their products and to end users to run third party applications or other resource sharing products. In addition, FTP offers a software development kit to enable end users and third parties to develop DOS application programs.

     The Company also continues to sell Firefox's NOV*IX connectivity products. These products enable Novell NetWare LAN workgroups to access applications and services on workstations, minicomputers, mainframes and the Internet. These products employ a client-server architecture, with the server portion providing centralized management and security features and the client portion providing terminal emulation, file transfer and other client services. NOV*IX for WorkGroups also provides a UNIX command interface and IP tools. NOV*IX for Internet provides mail, news, a web browser and a gopher application.

SALES AND MARKETING

     FTP distributes its products through multiple channels, including value-added resellers, systems integrators, OEMs, distributors and direct sales. FTP's distribution strategy is to select and to utilize the various channels to address cost-effectively the broadest available market while minimizing conflicts among its distribution channels. This strategy has resulted and is expected to continue to result in changes from time to time in the Company's distribution model. See Appendix A, "Cautionary Factors -- Marketing and Distribution Risks."

     As described above under "-- FTP's VIP Network Strategy," the Company intends to enter into strategic alliances providing for the joint development and/or distribution of certain VIP Network products. FTP entered into the first of such agreements with IBM in February 1997. That agreement provides for the development and marketing of networking technologies related to IP communications. FTP's ability to fully implement the VIP Network concept depends in part on its success in entering into and implementing such strategic alliances. See Appendix A, "Cautionary Factors -- Reliance on Strategic Alliances."

     FTP generally seeks to market its products to large and mid-size organizations with a wide range of networking requirements by identifying various features and applications of FTP's products that address the customer's networking needs. Marketing activities include advertising in trade publications, direct mailings to target customers, participating in trade shows and conferences, publishing articles in newsletters and technical journals, and participating in the TCP/IP, Internet and other emerging standards setting processes.

     As of December 31, 1996, FTP had 188 sales employees and 65 marketing employees. FTP's sales and marketing operations are conducted from its principal offices in Andover, Massachusetts, and additional offices in San Jose, California and Arlington, Virginia. FTP also has sales support and marketing offices in England, France, Germany, Japan and Singapore. During the first quarter of 1997, FTP opened a sales office in the Chicago area and a sales support and marketing office in Sweden.

     UNITED STATES. In the United States, FTP markets its products directly to large and mid-size companies and educational institutions. These companies and institutions generally have complex enterprise and networking requirements that include a wide range of applications. FTP also markets its products in the United States through distributors, value-added resellers, systems integrators and OEMs. FTP's sales to the United States federal, state and local governments are conducted directly and through government resellers and OEMs. The Company intends to increase its focus on selling its products in the United States through distributors, value-added resellers, systems integrators and OEMs rather than directly. See Appendix A, "Cautionary Factors -- Marketing and Distribution Risks."

     INTERNATIONAL. In the years ended December 31, 1996, 1995 and 1994, FTP derived 42%, 46% and 44% of its sales, respectively, from outside the United States. FTP relies on a network of resellers, systems integrators and distributors located in Europe, the Middle East, South America, Canada, Russia and Asia Pacific to sell its products internationally. FTP's offices in England, France, Germany, Sweden, Japan and Singapore provide assistance to resellers, systems integrators and distributors in their efforts to license FTP's products. Versions of OnNet are available in French, German, Italian, Japanese and Spanish. A Kanji version of PC/TCP has been sold in Japan since 1988. A Korean version of PC/TCP has been sold in Korea since 1993. See Appendix A, "Cautionary Factors -- Marketing and Distribution Risks" and "-- International Sales."

     For financial information about industry segments, see Note J of the Notes to the Consolidated Financial Statements included under Item 8 of this Report.

CUSTOMERS

     FTP's customers include large corporations in the aerospace, automotive, cable television, data processing, energy, financial services, mobile communications, retail, telecommunications and other industries; federal, state, local and foreign government organizations; and educational and research institutions. No single customer accounted for more than 10% of FTP's revenue for 1996.

CUSTOMER SERVICE AND SUPPORT

     FTP believes that a high level of continuing customer support and service is critical to its objectives of developing long-term relationships with its customers and establishing FTP as the leader in networking solutions. FTP's service and support activities are related to software and network configuration issues and are provided by telephone support and remote telephone access from FTP's facilities located in North Andover, Massachusetts. FTP also provides customers with on-site installation support and training. FTP has a toll-free technical support number available from 8:00 a.m. to 8:00 p.m. (Eastern time), Monday through Friday. Support is also available through e-mail and electronic bulletin boards. During the second quarter of 1997, FTP intends to open a service and support center in Europe.

     FTP currently offers maintenance contracts for site licenses. Site license customers can purchase an initial 15-month maintenance contract at a price equal to 15% of the aggregate site license price, which entitles them both to unlimited telephone support and to free updates of the product during the maintenance period. After the first 15 months, annual 12-month renewals may be purchased.

     FTP also currently offers a Partnership Support Program for its strategic customers that provides 24-hour support seven days a week. This program requires the customer to establish and maintain a help desk on site to provide front-line support to all users. A group of support engineers at FTP is available to assist customer personnel at these help desks in providing support.

     During the second quarter of 1997, FTP intends to introduce a modified support program. Under the new program, customers would have the option of purchasing one of three levels of technical telephone support at varying price levels. In addition, customers would be able to separately subscribe and pay for software updates. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- Total Revenue -- Factors Affecting Revenue."

COMPETITION

     The software industry is extremely competitive. The principal competitive factors in the market are performance, reliability, compatibility, functionality, price, customer support, ease of use, memory requirements, availability of third party applications and technical reputation.

     The Company believes that none of its competitors presently is offering a set of software solutions designed to provide all of the features intended to be provided by the VIP Network when fully implemented. However, the Company believes that the major U.S. computer and communications systems vendors, including Microsoft Corporation ("Microsoft"), Novell, Inc. ("Novell") and Sun Microsystems, Inc. ("Sun"), alone or in conjunction with other software companies, could either design and implement their own versions of the VIP Network concept or design and develop an alternative solution that might achieve the same goals as the VIP Network concept. The Company also believes that hardware companies, such as Cisco Systems, Inc., could develop competing hardware solutions designed to achieve the goals of the VIP Network.

     In the networking market, FTP competes with major computer and communications systems vendors, including Microsoft, Novell and Sun, as well as networking software companies such as NetManage, Inc., Attachmate Corporation and Wall Data, Inc. The Company competes with a wide variety of software companies in the markets for agent, directory services and security software products and technologies.

     Many of FTP's competitors have substantially greater financial, technical, sales, marketing and other resources than FTP. Several of these vendors, including Novell, have developed proprietary protocols that compete with TCP/IP. Also, certain of such vendors, such as Microsoft, Novell and Sun, include versions of the TCP/IP protocol in their products at little or no additional cost. Because FTP's products are based upon an open non-proprietary protocol, other companies may enter the market with their own implementations of TCP/IP.

     There can be no assurance that the Company will be able to compete successfully against current or future competitors. Competitive pressures faced by the Company had a material adverse effect on its business, financial condition and results of operations during 1996 and are expected to continue to have such an effect during 1997. See Appendix A, "Cautionary Statements -- Competition" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Total Revenue -- Factors Affecting Revenue."

PROPRIETARY RIGHTS AND LICENSING

     The technology included in the Company's products is principally owned by FTP. A portion of the technology included in certain of FTP's products is licensed to FTP by third parties, generally under irrevocable licenses that also provide FTP with access to source code to enable FTP to enhance and maintain the technology. As described above under "-- FTP's VIP Network Strategy," the Company intends to enter into strategic alliances providing for the joint development and/or distribution of certain VIP Network products. Accordingly, the Company expects that its products will increasingly include technologies of third parties. See Appendix A, "Cautionary Factors -- Interoperability with Third Party Products and Technologies."

     FTP relies on a combination of copyrights, trademarks, trade secret law and contracts to protect its proprietary technology. FTP generally provides software products to end users under non-exclusive shrink-wrap licenses, which provide that the license may be terminated by FTP if the end user breaches the terms of the license. These licenses generally require that the software be used only internally and on a single PC or server. FTP authorizes its dealers to sublicense software products to end users under similar terms. FTP also makes available to end users master software licenses which permit either a specified limited number of copies or an unlimited number of copies of the software to be made for internal use. Certain provisions of these licenses, including provisions protecting against unauthorized use, copying, transfer and disclosure, may be unenforceable under the laws of certain jurisdictions. FTP generally enters into confidentiality and/or license agreements with its employees, consultants, distributors, customers and potential customers and limits access to and distribution of its source code and other proprietary information. See Appendix A, "Cautionary Factors -- Proprietary Rights."

     FTP has registered or applied for the registration of the trademarks FTP Software, VIP Network, OnNet, InterDrive and PC/TCP in the United States and in certain foreign countries. Several other registrations are in process in both the United States and in various foreign countries.

EMPLOYEES

     As of December 31, 1996, FTP had 804 full-time employees, including 253 in marketing and sales, 116 in technical support, 257 in product development, 27 in manufacturing and 151 in general and administrative functions and management. Of such employees, approximately 630 are employed in the United States and approximately 100 are employed in the United Kingdom. FTP's employees are not represented by a labor union or other collective bargaining agent, and FTP believes that its relations with its employees are good.

SUBSIDIARIES

     FTP currently conducts its operations directly and through several subsidiaries. FTP's subsidiaries include Firefox Communications Inc., Firefox (U.S.) Inc., FTP Software Limited (U.K.), FTP Software Worldwide, Inc. (France), FTP Software GmbH (Germany), FTP Software (Asia Pacific) Pte Ltd (Asia Pacific other than Japan and Korea) and FTP Software K.K. (Japan and Korea). The operations of Campbell Services, Inc. and FTP Software Canada Ltd., each of which is also a subsidiary of FTP, are reflected in discontinued operations in the Company's consolidated financial statements included under Item 8 of this Report.

DISCONTINUED OPERATIONS

     From 1994 to 1996, the Company explored technology opportunities in the then-emerging collaborative and Internet software markets. In February 1996, FTP acquired the Mariner Internet software product line of Network Computing Devices, Inc. for a net cash purchase price of approximately $7.4 million; in March 1996, FTP acquired substantially all of the assets of HyperDesk Corporation, including its collaborative GroupWorks software product, for a net cash purchase price of approximately $6.3 million; and in April 1996, FTP acquired Campbell Services, Inc., the developer of OnTime, a scheduling software product, for a net cash purchase price of approximately $15.0 million. The Company also acquired a line of document viewer and conversion products from Keyword Office Technologies Ltd. in early 1995 for a net cash purchase price of approximately $2.4 million.

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

     In September 1996, as part of the announcement of its new strategic vision and as a result of its determination to focus on the client-server, agent, security and directory services products and technologies necessary to implement that strategy, the Company announced a formal plan to spin off, through the sale to third parties, its collaborative lines of business and to discontinue other selected product lines, including those described above. Accordingly, these operations are treated as discontinued operations in the Company's consolidated financial statements included under Item 8 of this Report, and the Company recorded a $4.8 million charge in the third quarter of 1996 to write down the related assets to estimated net realizable values. During the fourth quarter of 1996, the Company sold certain non-material product lines for amounts consistent with initial estimates. The Company continues to seek opportunities to sell the remaining product and business lines and has made no significant changes to its plans with respect to such sales. The Company expects to complete remaining dispositions within the time frame announced in September 1996.

ITEM 2. PROPERTIES.

     FTP leases approximately 107,000 square feet at its corporate headquarters in Andover, Massachusetts (of which approximately 49,700 square feet are subleased to a third party), approximately 135,000 square feet at its facility in North Andover, Massachusetts and approximately 32,000 square feet at its manufacturing facility in Wilmington, Massachusetts. FTP also leases approximately 125,000 square feet for sales, sales support and marketing offices in San Jose, California, the Chicago area, the Detroit area, Arlington, Virginia, England, France, Germany, Sweden, Singapore and Japan and office space in Calgary, Canada.

ITEM 3. LEGAL PROCEEDINGS.

     In March 1996, a class action lawsuit was filed in the United States District Court for the District of Massachusetts, naming FTP, certain of its officers and two former officers as defendants. The lawsuit, captioned LAWRENCE
M. GREEBEL V. FTP SOFTWARE, INC. ET AL., Civil Action No. 96-10544, alleges that the defendants publicly issued false and misleading statements and omitted to disclose material facts necessary to make such statements not false and misleading, which the plaintiffs contend caused an artificial inflation in the price of FTP's common stock. Specifically, the original complaint alleged that the defendants knowingly concealed adverse facts and made false or misleading forward and non-forward looking statements concerning the operating results and financial condition of FTP, the effects of FTP's July 1995 corporate restructuring and changing competitive factors in FTP's industry. The lawsuit, which is purportedly brought on behalf of a class of purchasers of FTP's common stock during the period from July 14, 1995 to January 3, 1996, alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10b-5 thereunder and seeks relief in the form of unspecified compensatory damages, costs and expenses and such other relief as the court deems proper and just. In August 1996, plaintiffs filed an amended complaint adding allegations concerning what plaintiffs claim were wrongful sales and accounting practices by FTP during the class period, but asserting the same causes of action as the original complaint. In October 1996, FTP filed a motion to dismiss the complaint on the grounds that the plaintiffs had not met the pleading requirements of the Private Securities Reform Act of 1995. This motion was denied by the court on February 13, 1997. As a result, the case is now in the discovery phase. FTP has reviewed the allegations in the lawsuit, believes them to be without merit, and intends to defend itself and its officers vigorously. In order to support an adequate defense, FTP has spent and expects to continue to spend substantial sums for legal and expert fees and costs. The cost of defending the litigation and the outcome of the litigation are uncertain and cannot be estimated. If the lawsuit were determined adversely to FTP, FTP could be required to pay a substantial judgment, which could have a material adverse effect on the Company's business, financial condition and results of operations.

     In February 1996, a class action lawsuit, captioned RICHARD ZEID AND SIOM MISRAH ET AL. V. JOHN KIMBERLEY, FRANK M. RICHARDSON, MARK A. ROWLINSON AND FIREFOX COMMUNICATIONS, INC., Case No. C96 20136, was filed in the United States District Court for the Northern District of California, San Francisco

Division (transferred to the San Jose Division), naming Firefox and certain of its current and former officers and former directors as defendants. The original complaint alleged that the defendants misrepresented or failed to disclose material facts about Firefox's operations and financial results, which the plaintiffs contend resulted in an artificial inflation in the price of Firefox's common stock. The suit was purportedly brought on behalf of a class of purchasers of Firefox's common stock during the period from August 3, 1995 to January 2, 1996. The complaint alleged claims for violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder and sought relief in the form of unspecified compensatory damages, pre- and post-judgment interest, attorneys' and expert witness fees and such extraordinary, equitable and/or injunctive relief as permitted by law, equity and the federal statutory provisions under which the suit was brought. In June 1996, the District Court entered an order dismissing plaintiffs' complaint. In the order, the court dismissed with prejudice certain of plaintiffs' claims that warnings and disclosures in Firefox's Form 10-Qs were false and misleading, while granting plaintiffs permission to amend their complaint as it concerned certain of plaintiffs' claims that Firefox was responsible for false and misleading analysts reports, Firefox statements and financial statements.

     In July 1996, plaintiffs filed their amended complaint. The amended complaint alleges that defendants misrepresented or failed to disclose material facts about Firefox's operations and financial results which the plaintiffs contend resulted in an artificial inflation of the price of Firefox's common stock. The amended complaint is purportedly brought on behalf of a class of purchasers of Firefox's common stock during the period from July 20, 1995 to January 2, 1996. The amended complaint again alleges claims for violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder and seeks relief in the form of unspecified compensatory damages, pre- and post-judgment interest, attorneys and expert witness fees and such extraordinary, equitable and/or injunctive relief as is permitted by law, equity and the federal statutory provisions under which the suit was brought. Specifically, the amended complaint alleges that defendants knew allegedly material adverse non-public information about Firefox's financial results and business conditions which allegedly was not disclosed, that they improperly directed that certain sales and revenues be recognized and failed to keep adequate reserves and that they participated in drafting, reviewing and/or approving allegedly misleading statements, releases, analysts reports and other public representations, including disclaimers and warnings of and about Firefox. The amended complaint also alleges that John A. Kimberley, then an officer and director of Firefox, and Frank Richardson, a former officer and director of Firefox, are liable as "controlling persons" of Firefox. In September 1996, Firefox filed a motion to dismiss the amended complaint on the grounds that the plaintiffs had not met the pleading requirements of the Private Securities Reform Act of 1995. The motion was heard by the court on December 3, 1996. As of March 26, 1997, the court had not yet issued a ruling on the motion.

     Firefox has reviewed the allegations in the lawsuit, believes them to be without merit, and intends to defend itself and its officers and directors vigorously. In order to support an adequate defense, Firefox has spent and expects to continue to spend substantial sums for legal and expert fees and costs. The cost of defending the litigation and the outcome of the litigation are uncertain and cannot be estimated. If the lawsuit were determined adversely to Firefox, Firefox could be required to pay a substantial judgment, which could have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company did not submit any matters to a vote of its security holders during the fourth quarter of 1996 through the solicitation of proxies or otherwise.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.

    The following is a list of the Company's executive officers as of March 28, 1997:

NAME                AGE                 POSITION
----                ---                 --------

Glenn C. Hazard     45   President and Chief Executive Officer and a Director

Susan L. Bostrom    36   Senior Vice President of Global Marketing and
                         Strategic Planning

Douglas F. Flood    39   Senior Vice President of Business Development and
                         Planning, General Counsel and Clerk

John F. Geraghty    34   Vice President, Treasurer and Controller

John H. Keller      45   Senior Vice President of Global Engineering and
                         Development and a Director

John A. Kimberley   49   Vice Chairman of FTP, Executive Vice President of
                         Firefox and a Director

John G. McAughtry   50   Senior Vice President of Global Sales

Peter R. Simkin     44   Chief Technology Officer

David H. Zirkle     60   Chairman and a Director(1)

------------------
(1) Mr. Zirkle has announced that he will retire from such positions effective March 31, 1997.

     Glenn C. Hazard has served as President and a director of FTP since April 1996 and as Chief Executive Officer since October 1996. From April to October 1996, he also served as Chief Operating Officer. Mr. Hazard has been elected Chairman of the Board effective April 1, 1997, following Mr. Zirkle's retirement from FTP. From March to December 1995, Mr. Hazard served as Senior Vice President of Business Transformation of Legent Corporation, a systems management software company acquired by Computer Associates in August 1995. Before that, Mr. Hazard held various management positions with AT&T Corp. and its subsidiaries from 1983 to 1995, including Senior Vice President of Business Transformation of AT&T Corp. from June 1994 to March 1995, Vice President of Business Process Reengineering of AT&T Global Information Systems from September 1993 to June 1994, Vice President of Process Reengineering of AT&T Global Business Communications Systems from August 1992 to September 1993 and Director of Process Reengineering of AT&T Global Business Communications Systems from 1990 to August 1992.

     Susan L. Bostrom joined FTP in July 1996 as Senior Vice President of Global Marketing and Strategic Planning. Before joining the Company, Ms. Bostrom served as Director, Strategic Planning for National Semiconductor Corporation from June 1994 through June 1996 and as Senior Engagement Manager in electronics for McKinsey & Company, Inc., a management consulting firm, from 1986 to March 1994.

     Douglas F. Flood joined FTP as General Counsel in June 1993. In June 1994, he was elected Clerk of FTP, in January 1995 he became Vice President, in August 1995 he was promoted to Senior Vice President of Administration and in February 1996 he became Senior Vice President of Business Development and Planning. From 1991 to June 1993, he practiced law at Fish & Richardson, concentrating in the areas of licensing and copyright. From 1987 to 1991, Mr. Flood was Associate General Counsel at Interactive Data, a Dun & Bradstreet corporation, and from 1983 to 1987 he served as an attorney for Raytheon Company.

     John F. Geraghty has served as Controller of FTP since May 1993. Mr. Geraghty was elected Vice President in October 1995 and acting Treasurer in March 1997 following the February 28, 1997 resignation of John J. Warnock, Jr., the Company's former Chief Financial Officer and Treasurer. From 1985 to May 1993, Mr. Geraghty was a certified public accountant with Tonneson & Co.

     John H. Keller joined FTP in November 1993 as Vice President of Technical Services. In May 1994 he became Vice President of Engineering, in August 1995 he was promoted to Senior Vice President of Business Operations and in July 1996 he became Senior Vice President of Global Engineering and Development. Mr. Keller has served as a director of FTP since February 1995. From 1986 to November 1993, Mr. Keller was employed by the Spartacus Division of Fibronics International, Inc., a networking software company, in various capacities, including Vice President of Operations from 1992 to November 1993 and Director of Operations from 1991 to 1992.

     John A. Kimberley joined FTP in July 1996 as Vice Chairman of FTP and Executive Vice President of Firefox. Prior to joining FTP, Mr. Kimberley was employed by Firefox from 1990 to July 1996 as Chairman of the Board, President and Chief Executive Officer. From 1986 to 1990 he was employed as Managing Director of TIS Systems Limited, a UNIX hardware and software distributor. From 1968 to 1986, Mr. Kimberley held sales, marketing and management positions with a number of hardware and software companies. Mr. Kimberley has served as a director of FTP since July 1996.

     John G. McAughtry joined FTP in September 1996 as Senior Vice President of Global Sales. From July 1993 through August 1996, Mr. McAughtry served as Vice President - Asia Pacific/Latin America for Centura Software Corporation, an application development and database software company. From 1992 to July 1993, Mr. McAughtry acted as a software consultant, and from 1970 to 1992 held management positions with a number of hardware and software companies.

     Peter R. Simkin joined FTP in July 1996 as Chief Technology Officer. Mr. Simkin came to FTP from Firefox, where he served as Vice President and Chief Technical Officer from January 1994 to July 1996 and as Vice President of Marketing and Product Strategy from 1989 until January 1994. Mr. Simkin, one of the founders of Firefox, also served as a director of Firefox from 1989 to February 1995. Before that time, Mr. Simkin held sales and marketing positions with a number of hardware and software companies over a 20-year period.

     David H. Zirkle has served as Chairman and a director of FTP since January 1993. Mr. Zirkle also served as President of FTP from January 1993 to April 1996 and as Chief Executive Officer of FTP from January 1993 to October 1996. Mr. Zirkle has announced that he will retire from all positions he holds with FTP on March 31, 1997. Mr. Zirkle served as a consultant to FTP from February through December 1992.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

     The Company's common stock, $.01 par value ("Common Stock"), is traded on the Nasdaq National Market under the symbol "FTPS". The following table shows the high and low sales price per share for the Common Stock, as quoted on the Nasdaq National Market, for each quarter since January 1, 1995:

                                                              HIGH        LOW
                                                              ----        ---
      1995:
            First Quarter.............................      $35.50       $25.125
            Second Quarter............................       32.375       20.25
            Third Quarter.............................       32.50        20.50
            Fourth Quarter............................       40.625       21.75

      1996:
            First Quarter.............................      $29.375      $10.375
            Second Quarter............................       14.375        7.625
            Third Quarter.............................        9.50         5.875
            Fourth Quarter............................        8.625        4.875

      1997:
            First Quarter (through March 21, 1997)....      $ 8.375      $ 5.875

     The last sales price of the Common Stock as reported on the Nasdaq National Market on March 21, 1997 was $6.1875 per share. As of March 21, 1997, there were approximately 409 record holders of the Common Stock and approximately 20,000 beneficial holders of the Common Stock.

     The Company has not paid any cash dividends on its Common Stock since 1992 (see footnote 5 to the table included under Item 6 of this Report) and does not intend to pay any cash dividends on its Common Stock in the foreseeable future.

     The Company did not issue any securities during 1996 that were not registered under the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA.

     Set forth below is certain selected financial data of the Company for each of the five years in the period ended December 31, 1996 and as of December 31, 1996, 1995, 1994, 1993 and 1992 (in thousands, except per share data). The following statement of operations data for the years ended December 31, 1996, 1995 and 1994 and balance sheet data as of December 31, 1996 and 1995 were derived from the financial statements of the Company for and as of such dates included under Item 8 of this Report. The following statement of operations data for the years ended December 31, 1993 and 1992 and balance sheet data as of December 31, 1994, 1993 and 1992 were derived from the consolidated financial statements of the Company for and as of such dates that are not included in this Report. The following data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and FTP's consolidated financial statements and the notes related thereto included under Item 8 of this Report.

                                                                        YEARS ENDED DECEMBER 31,
                                                     ---------------------------------------------------------------
                                                        1996          1995          1994         1993        1992
                                                     -----------  ------------   ----------   ----------  ----------
STATEMENT OF OPERATIONS DATA(1):
Total revenue                                          $101,091      $128,815      $92,180      $57,616     $32,672
Income (loss) from continuing operations(2)             (47,035)       41,373       36,684       25,140      12,643
Net income (loss)(3)                                    (77,577)       24,634       22,975       16,324       8,047

Income (loss) per share from continuing
    operations(4):
    Primary                                            $  (1.57)     $   1.47      $  1.28      $  1.00     $   .54
    Fully diluted                                         (1.57)         1.46         1.26          .92         .54

Net income (loss) per share(4):
    Primary                                            $  (2.59)     $    .87      $   .80       $  .65     $   .34
    Fully diluted                                         (2.59)          .87          .79          .60         .34

Weighted average common and common
    equivalent shares outstanding(4):
    Primary                                              29,896        28,215       28,553       25,129      23,429
    Fully diluted                                        29,896        28,263       29,070       27,361      23,429

                                                                              DECEMBER 31,
                                                     ---------------------------------------------------------------
                                                        1996          1995          1994         1993        1992
                                                     -----------  ------------   ----------   ----------  ----------
BALANCE SHEET DATA:
Working capital                                        $ 54,843      $ 88,785     $ 53,053      $69,242     $ 9,575
Total assets(1)                                         158,035       189,629      127,368       83,711      18,775
Total liabilities                                        26,758        24,821       14,684        7,633       5,739
Stockholders' equity                                    131,277       164,808      112,684       76,078      13,036
Dividends(5)                                                 --            --           --           --       7,365
Dividends per share                                          --            --           --           --     $   .44

--------------
(1)  During September 1996, the Company announced a formal plan to spin off, through the sale to third parties, certain lines of business and to discontinue selected product lines. Accordingly, the Company's consolidated financial statements, and all prior periods presented, have been restated to report separately the net assets and operating results of the discontinued operations. See Note C of the Notes to Consolidated Financial
     Statements included under Item 8 of this Report.
(2)  Product  development  expenses for 1996 include a charge of approximately  $37.9 million for certain acquired in-process technology related to the acquisition of Firefox.
(3)  From January 1, 1990 through June 30, 1992, FTP operated as an S corporation under Subchapter S of the
     Internal Revenue Code of 1986, as amended, and comparable provisions of certain state tax laws. The provision for income taxes for the year ended December 31, 1992 reflects pro forma federal and state income taxes as if
     FTP had been subject to federal and state income taxation as a C corporation during those periods. Pro forma adjustments are not applicable to the years ended December 31, 1996, 1995, 1994 and 1993.
(4)  The Company effected an 8-for-1 and 30-for-1 split of the Common Stock during 1993 and 1992, respectively.
     All share and per share amounts have been restated to reflect this split.
(5)  Dividends in 1992 include distributions made to stockholders of approximately $3.5 million to satisfy federal and state income tax obligations of the stockholders attributable to FTP's S corporation earnings.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis provides information that management of FTP believes is relevant to an assessment and understanding of FTP's consolidated results of operations and financial condition. This discussion should be read in conjunction with FTP's consolidated financial statements and the notes related thereto included under Item 8 of this Report.

     FORWARD-LOOKING STATEMENTS IN THIS SECTION AND ELSEWHERE IN THIS REPORT ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. ALL FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS REPORT FOR A VARIETY OF REASONS. THESE REASONS INCLUDE, BUT ARE NOT LIMITED TO, COMPETITION, COMPETITIVE PRICING PRESSURES, TECHNOLOGICAL AND OTHER MARKET CHANGES, DEPENDENCE ON NEW PRODUCTS AND STRATEGIC ALLIANCES, DISTRIBUTION RISKS, CHANGES IN PERSONNEL AND OTHER RISKS OUTLINED BELOW AND IN APPENDIX A, "CAUTIONARY FACTORS," TO THIS REPORT.

RECENT DEVELOPMENTS

     In September 1996, the Company unveiled its vision for the VIP Network, a software architecture concept designed to enable organizations to secure, manage and transparently extend their networks beyond traditional boundaries. The VIP Network is intended to allow an organization to support mobile personal computer users and remote sites, to build virtual collaborative workgroups within and across the organization and to facilitate electronic commerce by building federated networks between and among the organization and its customers, suppliers and other business partners. FTP's current and planned VIP Network products, which will function as important components of an enterprise's VIP Network solution, generally fall into three categories: client networking products; server networking products; and agent applications.

     The Company's server networking products are based on technology developed by Firefox. FTP acquired Firefox in July 1996 through the merger of a subsidiary of FTP into Firefox, which continues to operate as a wholly-owned subsidiary of FTP. Pursuant to the merger, all of the outstanding common stock of Firefox was converted into a total of approximately 6.4 million shares of Common Stock and approximately $9.1 million in cash, and outstanding employee options to purchase shares of the common stock of Firefox were converted into options to purchase approximately 336,000 shares of Common Stock.

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

     From 1994 to 1996, the Company explored technology opportunities in the then-emerging collaborative and Internet software markets. In February 1996, FTP acquired the Mariner Internet software product line of Network Computing Devices, Inc. for a net cash purchase price of approximately $7.4 million; in March 1996, FTP acquired substantially all of the assets of HyperDesk Corporation, including its collaborative GroupWorks software product, for a net cash purchase price of approximately $6.3 million; and in April 1996, FTP acquired Campbell Services, Inc., the developer of

OnTime, a scheduling software product, for a net cash purchase price of approximately $15.0 million. The Company also acquired a line of document viewer and conversion products from Keyword Office Technologies Ltd. in early 1995 for a net cash purchase price of approximately $2.4 million. The majority of the purchase price for these acquisitions was attributable to incomplete technology and charged to product development expenses at the time of the respective acquisitions, which charges are currently reported in discontinued operations.

     As part of the announcement in September 1996 of its new strategic vision and as a result of its determination to focus on the client-server, agent, security and directory services products and technologies necessary to implement that strategy, the Company announced a formal plan to spin off, through the sale to third parties, its collaborative lines of business and to discontinue other selected product lines, including those described in the preceding paragraph. Accordingly, these operations are treated as discontinued operations in the Company's consolidated financial statements included under Item 8 of this Report, and the Company recorded a $4.8 million charge in the third quarter of 1996 to write down the related assets to estimated net realizable values.

     Looking forward, FTP intends to continue to make substantial investments in its business (including through internal and joint third party development activities, royalty agreements and acquisitions) over the foreseeable future, through the use of FTP's internal cash resources, the issuance of shares of Common Stock or other securities, or a combination thereof. There can be no assurance, however, that the capital resources necessary in order to fund such investments will be available, or that, if available, such resources will be on terms acceptable to FTP.

RESULTS OF CONTINUING OPERATIONS

     TOTAL REVENUE

     Total revenue consists of product revenue and service revenue. Product revenue includes revenue from product sales and royalties from certain OEM customers. Service revenue includes revenue from maintenance, consulting and training contracts and is recognized ratably over the length of the contract periods.

     Total revenue for 1996 was approximately $101.1 million, compared to approximately $128.8 million in 1995 and approximately $92.2 million in 1994. Product revenue for 1996 was approximately $84.6 million, compared to approximately $115.7 million in 1995 and approximately $85.1 million in 1994. Service revenue for 1996 was approximately $16.5 million, compared to approximately $13.1 million in 1995 and approximately $7.0 million in 1994. As a percentage of total revenue, product revenue decreased to approximately 84% in 1996 from approximately 90% in 1995 and approximately 92% in 1994 while service revenue increased to approximately 16% in 1996 from approximately 10% in 1995 and approximately 8% in 1994. To date, substantially all of FTP's revenue has been from sales of its OnNet and PC/TCP networking software products. See "Item
1. Business -- Products."

     PRODUCT REVENUE. Product revenue decreased in 1996 compared to 1995 primarily as a result of longer product sales cycles and lower average unit sales prices for FTP's products and, beginning in the second half of 1996, a decrease in unit sales, all of which FTP believes were attributable to an increase in the number of competitors and competing products offered in the TCP/IP market, an increase in lower-priced or no-cost products introduced by certain of FTP's competitors in the third and fourth quarters of 1995 and a decrease in customer demand for DOS-based products. See "-- Factors Affecting Revenue" below. The dollar increase in product revenue in 1995 compared to 1994 was primarily due to increased unit sales, which FTP believes resulted primarily from the establishment of sales support and marketing offices in France, Germany and the United Kingdom during the first half of 1995 and from product developments, including the release in the first quarter of 1995 of enhanced versions of both FTP's OnNet and PC/TCP products.

     SERVICE REVENUE. The dollar increases in service revenue both in 1996 compared to 1995 and in 1995 compared to 1994 were primarily attributable to growth over such periods in FTP's installed product base from which such revenues are obtained.

     INTERNATIONAL REVENUE. International sales consist of export sales, primarily to customers in Europe, Asia Pacific and Canada. International sales of approximately $42.6 million, $59.2 million and $40.4 million accounted for approximately 42%, 46% and 44% of the Company's total revenue for the years ended December 31, 1996, 1995 and 1994, respectively. The decrease in 1996 compared to 1995 was primarily attributable to the same factors that resulted in the decrease in product revenue over such periods, as described above under "-- Product Revenue." The increase in 1995 compared to 1994 was primarily attributable to increased unit sales to existing international resellers and sales to new international resellers, which FTP believes resulted in part from the establishment of local offices in France, Germany and the United Kingdom.

     Historically, FTP has priced, invoiced and collected international sales primarily in United States dollars. Accordingly, currency fluctuations have not had a material effect on FTP's results of operations; however, Firefox prices, invoices and collects a substantial portion of its sales in foreign currencies, primarily British pounds sterling, and FTP anticipates that it will transact a proportionately greater number of sales in local currencies as its distribution channels are combined with those of Firefox. Accordingly, the Company anticipates that currency fluctuations may have an increased effect on its results of operations and financial condition in the future.

     FACTORS AFFECTING REVENUE. As indicated above, the Company is facing increasing competition in the TCP/IP market, which has resulted in longer sales cycles and a decrease in average unit sales prices for certain of FTP's products and, beginning in the second half of 1996, a decrease in unit sales. The Company believes these trends are also due, in part, to technological changes in the market such as the decline in the use of DOS-based computing systems, to the embedding of competing products into new PC's, and to slower sales rates similar in effect to those experienced and announced by hardware and other software manufacturers. Looking forward, FTP anticipates that some or all of these trends will continue, and believes that the Company's future is substantially dependent on the successful implementation of its new VIP Network strategy. This in turn depends on the ability of the Company (i) to successfully market the VIP Network concept, (ii) to enter into and implement strategic alliances that will enable the Company both to expand its distribution channels and to develop the additional products and technologies necessary to fully implement the VIP Network concept (through both the incorporation of the Company's technologies in the products of third parties and the incorporation of the technologies of third parties, possibly including security and directory services technologies, in certain planned VIP Network products) and (iii) to successfully develop and timely release the additional VIP Network products necessary to fully implement the VIP Network concept. If the Company is unsuccessful in any such regard, the Company believes that the trends described above will continue to have a material adverse effect on the Company's business, results of operations and financial condition. Even if the Company is successful in implementing its new corporate strategy, there can be no assurance that it will result in a material improvement in the Company's business, results of operations or financial condition. In addition, the Company is investing significantly in the training of its sales and marketing personnel with respect to the VIP Network strategy and the Company's VIP Network products. The amount of training necessary to enable the Company's employees to successfully market and sell such products could result in a delay of the revenue expected to be derived from the sale of such products.

     Due to the encryption technology contained and expected to be contained in certain of the Company's current and planned VIP Network products, such products are and will be subject to U.S. export controls, and there can be no assurance that such export controls will not limit the Company's ability to distribute such products outside the United States or that international customers will accept the products that the Company is allowed to export under such controls, which could have a material adverse effect on the Company's business, results of operations and financial condition.

     The Company believes that wide fluctuations in the number of personnel during 1996 also may have contributed to the decline in the Company's operating results. The number of the Company's full-time employees increased from approximately 740 at January 1, 1996 to approximately 880 at April 30, 1996. The number of the Company's employees subsequently decreased by approximately 10% as a result of the May 1996 workforce reduction described above, then increased by approximately 125 as a result of the Firefox acquisition, then decreased to approximately 800 at December 31, 1996. The Company believes that the loss of personnel during the latter half of 1996 is attributable to increased competition for qualified personnel in the industry, the decline in the Company's financial results and the trading prices of its Common Stock during 1996 and, to a lesser extent, the integration of Firefox. FTP's ability to maintain or increase revenue will also depend upon its ability to both hire and retain qualified personnel.

     The Company also believes that an expansion of the Company's sales and marketing force during 1995 and early 1996 and the opening and expansion of several offices outside of the United States during the same periods resulted in inefficiencies in the Company's sales and marketing organizations during 1996. During the fall of 1996, the Company hired a number of experienced management personnel to reorganize the Company's sales and marketing organizations and eliminate such inefficiencies. However, if the Company is unsuccessful in eliminating such inefficiencies, it will not be able to take full advantage of the expansion of its sales and marketing organizations, which may have a material adverse effect on its results of operations.

     Finally, the acquisitions completed by the Company during 1996, particularly the acquisition of Firefox, required the attention and dedication of management and other resources throughout the year, which caused a disruption of the business activities of the Company and, in the case of the Firefox acquisition, the business activities of Firefox, as well as a loss of momentum in the business of Firefox, which the Company believes also adversely affected its results of operations for 1996.

     The Company and Firefox are in the process of integrating their distribution channels. Firefox has relied significantly on its independent distributors, systems integrators and value-added resellers for certain elements of the marketing and distribution of its products. There can be no assurance that any of Firefox's current distributors, systems integrators or value-added resellers will be retained. In addition, the Company intends to increase its focus in the United States on sales through distributors, value-added resellers, systems integrators and OEMs rather than direct sales. Changes in distribution channels may adversely affect sales of the Company's products and consequently may adversely affect the Company's business, financial condition and results of operations, at least in the near term. Any material increase in sales through indirect channels may have an adverse effect on the Company's operating margins due to the lower per unit revenue realized by the Company on sales through indirect channels if the Company is unable to reduce selling, general and administrative expenses.

     During the second quarter of 1997, the Company intends to implement two changes to its customer support and service programs that may affect both product and service revenue for future periods. First, the Company intends to modify its customer support program to separately provide and invoice for customer support and customer product updates. Second, the Company intends to open a service and support center in Europe. See "Item 1. Business -- Customer Service and Support." While these changes are intended to increase revenue, there can be no assurance that this will be the case or that such changes will not have a material adverse effect on the Company's revenue if customers react negatively to these changes.

     See Appendix A for additional discussion of the factors described above and other factors which may affect the Company's business, financial condition and results of operations.

     GROSS MARGIN

     Product gross margin as a percentage of product revenue was approximately 92%, 94% and 93% in 1996, 1995 and 1994, respectively. The decrease in 1996 compared to 1995 resulted primarily from an increase in costs associated with the amortization of technologies licensed or purchased in 1995 and 1996, and lower revenues during 1996. The increase in 1995 compared to 1994 was primarily due to a decrease in material costs in 1995 associated with increased efficiencies in product packaging, which was partially offset both by increased costs associated with releases of enhanced versions of FTP's OnNet and PC/TCP products in mid-1995 and by increased amortization costs related to technology licenses entered into by FTP in 1995 compared to 1994. Amortization expense was approximately $2.7 million, $2.2 million and $0.9 million in 1996, 1995 and 1994, respectively.

     Service gross margin as a percentage of service revenue increased to approximately 41% in 1996 from approximately 30% in 1995. This increase is primarily attributable to a higher rate of increase in FTP's installed product base from which such revenues are obtained compared to the rate of increase in the cost of providing such services. Service revenue has exceeded service costs since the third quarter of 1994, including for the years ended December 31, 1996 and 1995, primarily as a result of an increase in FTP's installed product base. Service costs exceeded service revenue in 1994, reflecting FTP's significant investment in technical support personnel, systems and infrastructure.

     The gross margins reported above are not necessarily indicative of gross margin for future periods, which may vary significantly depending on, among other things, changes in product mix resulting from the Company's new corporate strategy, price competition, technological changes, cost changes and changes in product distribution channels.

     SALES AND MARKETING

     Sales and marketing expenses increased to approximately $46.9 million in 1996 from approximately $36.6 million in 1995 and approximately $16.7 million in 1994. Such expenses as a percentage of total revenue were approximately 46%, 28% and 18% in 1996, 1995 and 1994, respectively. The $10.3 million increase in 1996 compared to 1995 was primarily the result of (i) an increase in compensation expenses associated with an increase in the number of sales and marketing employees and an increase in compensation levels of existing sales and marketing employees and (ii) increases in the levels of advertising, trade show and international marketing activities compared to 1995. The percentage increase over this period was due to both the dollar increase in such expenses described above and the dollar decrease in revenue described under "-- Total Revenue" above. The $19.9 million increase in 1995 compared to 1994 principally reflected the opening and expansion of several international and domestic offices during 1995 (including the opening and expansion of offices in Europe and the opening of offices in Singapore and Japan) as well as higher compensation expenses associated both with an increase in the number of sales and marketing employees during 1995 and with a significant increase in advertising, trade show and international marketing activities.

     FTP expects to incur sales and marketing expenses during 1997 at or above 1996 levels, primarily for the implementation of its new corporate strategy, continued domestic and international sales and marketing activities and the integration of FTP's and Firefox's distribution channels and international offices.

     PRODUCT DEVELOPMENT

     Product development expenses increased to approximately $64.7 million in 1996 from approximately $22.3 million in 1995 and approximately $16.5 million in 1994, representing approximately 64%, 17% and 18% of total revenue for each period, respectively. Product development expenses for 1996 included a charge of approximately $37.9 million for certain acquired in-process technology related to the acquisition of Firefox. Excluding this charge, product development expenses as a percentage of total revenue was approximately 27%,17% and 18% for 1996, 1995 and 1994, respectively.

     The increase in product development expenses of approximately $42.4 million in 1996 compared to 1995 was primarily due to the $37.9 million charge for acquired in-process technology described above. An increase in compensation expenses related to an increase in development personnel during 1996 (resulting in part from the Firefox acquisition), as well as an increase in the use of outside contractors in connection with new product releases in 1996, in each case compared to 1995, also contributed to the 1996 increase in product development expenses. The percentage increase in 1996 compared to 1995 (excluding the charge described above) is primarily attributable to the decrease in total revenue for 1996 and the increase in compensation expenses and the use of outside contractors described above.

     The increase in product development expenses of approximately $5.8 million in 1995 compared to 1994 was primarily due to an increase in compensation expenses related to an increase in the number of development personnel during 1995 and an increase in the use of outside contractors during such year.

     FTP expects product development expenses to increase in 1997 from 1996 levels (excluding the $37.9 million charge described above) as the Company continues to develop the products and technologies necessary to implement its VIP Network strategy and as a result of the increase in the number of development personnel that resulted from the Firefox acquisition.

     The Company allocates the purchase price of acquired technologies to completed technology and in-process technology based upon their respective fair values. Completed technology that has reached technological feasibility is valued using a risk adjusted cash flow model under which future cash flows are discounted, taking into account risks related to existing and future markets and assessments of the life expectancy of the completed technology. In-process technology that has not reached technological feasibility and that has no alternative future use is valued using the same method. Expected future cash flows associated with in-process technology are discounted considering risks and uncertainties related to the viability of and to the potential changes in future target markets and to the completion of the products expected to ultimately be marketed by the Company. Amounts charged to product development expense for in-process technology either are not fully deductible in the same period or are not deductible for tax purposes.

     GENERAL AND ADMINISTRATIVE

     General and administrative expenses increased to approximately $19.8 million in 1996 from approximately $12.7 million in 1995 and approximately $9.4 million in 1994, representing approximately 20% of total revenue for 1996 and approximately 10% of total revenue for 1995 and 1994. The dollar increase in 1996 was primarily due to expenses relating to an increase in personnel during 1996 (including the hiring of several senior executive officers), costs incurred in connection with the defense of the legal proceedings described under "-- Liquidity and Capital Resources" below and increased general and administrative expenses resulting from the Firefox acquisition. The percentage increase in 1996 was also due to such factors as well as to the decrease in revenue described above under "-- Total Revenue." The dollar increase in 1995 was primarily attributable to increased staffing and associated expenses to manage and support the expansion of FTP's operations during that year.

     INCOME (LOSS) FROM CONTINUING OPERATIONS

     For 1996, the Company experienced a loss from continuing operations of approximately $47.0 million, representing approximately 47% of total revenue for 1996. In 1995, the Company had income from continuing operations of approximately $41.4 million, compared to approximately $36.7 million in 1994, representing approximately 32% and 40% of total revenue for 1995 and 1994, respectively. The percentage decrease in 1996 compared to 1995 was primarily due to the decrease in total revenue over such periods described above under "-- Total Revenue," the $37.9 million charge for the acquisition of in-process technology in 1996 described above under "-- Product Development" and the 1996 increases in sales and marketing and general and administrative expenses described above. Excluding the $37.9 million charge, the loss from continuing operations for 1996 was approximately $9.1 million, or approximately 9% of total revenue. The percentage decrease in 1995 compared to 1994 was primarily due to the increase in sales and marketing expenses over such periods described above under "-- Sales and Marketing."

     INVESTMENT INCOME

     Investment income was approximately $4.3 million in 1996, approximately $6.2 million in 1995 and approximately $3.1 million in 1994. The Company invests excess cash in high grade municipal bonds, U.S. government treasury obligations, high grade corporate obligations and equity investments. The decrease in investment income in 1996 compared to 1995 was primarily due to a reduction in the Company's investment portfolio resulting from the investment of cash in the 1996 acquisitions described above under "-- Recent Developments." The increase in 1995 compared to 1994 was primarily due to the investment of excess cash in the Company's investment portfolio.

     PROVISION FOR INCOME TAXES

     The provision for income taxes for 1996, 1995 and 1994 was approximately $1.0 million, $17.6 million and $14.9 million, respectively. FTP's effective tax rate for 1996, 1995 and 1994 was 2.4%, 37.0% and 37.5%, respectively. Due to the uncertainty as to when the deferred tax assets may be realized, the Company has recorded a valuation allowance for all tax assets in excess of amounts available to be recovered pursuant to tax loss carrybacks for the year ended December 31, 1996. The difference between the statutory rate and the effective rate for 1995 and 1994 resulted primarily from the benefits received from FTP's foreign sales corporation and research and experimentation credits.

     DISCONTINUED OPERATIONS

     As described above under "-- Recent Developments," in September 1996 the Company announced a formal plan to spin off, through the sale to third parties, its collaborative lines of business and to discontinue other selected product lines. Accordingly, these operations are treated as discontinued operations in the accompanying financial statements, and the Company recorded a $4.8 million charge in the year ended December 31, 1996 to write down the related assets to estimated net realizable values. As described in the notes to the accompanying financial statements, such financial statements have been restated to report separately in all periods presented the net assets and operating results of the discontinued operations. Net assets of discontinued operations consist primarily of purchased software and fixed assets less accounts payable and accrued expenses. During the fourth quarter of 1996, the Company sold certain non-material product lines for amounts consistent with initial estimates. The Company continues to seek opportunities to sell the remaining product and business lines and has made no significant changes to its plans with respect to such sales. The Company expects to complete remaining dispositions within the time frame announced in September 1996.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1996, FTP had an aggregate of approximately $99.0 million in cash and cash equivalents, short-term investments and long-term investments. Of this amount, approximately $22.0 million was invested primarily in highly liquid investments with original maturities of three months or less, approximately $29.0 million was invested in short-term investments consisting of U.S. government obligations and commercial paper with maturities of less than one year and in equity investments, and approximately $48.0 million was invested in U.S. government obligations, commercial paper and municipal obligations with maturities of greater than one year. Cash and investments reflect approximately $44.8 million of the net proceeds from FTP's 1993 and 1994 public offerings.

     FTP generated funds from continuing operations of approximately $23.5 million, $35.1 million and $37.4 million in 1996, 1995 and 1994, respectively. FTP made capital expenditures of approximately $9.1 million, $11.9 million and $11.5 million in 1996, 1995 and 1994, respectively. Included in the capital expenditures for 1996, 1995 and 1994 were payments for acquired technologies and related assets in the amounts of approximately $5.6 million, $2.0 million and $4.5 million, respectively.

     Accounts receivable, net, decreased to approximately $16.6 million at December 31, 1996 from approximately $30.8 million at December 31, 1995. This decrease is primarily attributable to the decrease in revenue in 1996 and to the payment in early 1996 of a substantial portion of the accounts receivable outstanding at December 31, 1995.

     As noted above under "-- Recent Developments," in March 1995, FTP acquired substantially all of the assets of Keyword Office Technologies Ltd. for a net cash purchase price of approximately $2.4 million; in February 1996, FTP acquired the Mariner Internet software product line of Network Computing Devices, Inc. for a net cash purchase price of approximately $7.4 million; in March 1996, FTP acquired substantially all of the assets of HyperDesk Corporation for a net cash purchase price of approximately $6.3 million; and in April 1996, FTP acquired all of the outstanding stock of Campbell Services, Inc. by merger for a net cash purchase price of approximately $15.0 million. In July 1996, FTP acquired Firefox by merger pursuant to which all of the outstanding common stock of Firefox was converted into a total of approximately 6.4 million shares of Common Stock and approximately $9.1 million in cash. In connection with the Firefox acquisition, the Company incurred approximately $3.7 million of acquisition-related expenses (consisting primarily of investment advisory fees and legal and accounting expenses).

     To date, inflation has not had a material impact on FTP's financial results.

     On March 14, 1996, a class action lawsuit was filed against FTP, certain of its officers and two former officers alleging violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder. On February 23, 1996, a class action lawsuit was filed against Firefox and certain of its officers and directors also alleging violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder. For a more detailed description of these legal proceedings, see "Item 3. Legal Proceedings" above and Note I to the Company's consolidated financial statements included under Item 8 below. Each of FTP and Firefox has reviewed the allegations in the lawsuit against it, believes such allegations to be without merit and intends to defend itself and its officers vigorously. In order to support an adequate defense, each of FTP and Firefox has spent and expects to continue to spend substantial sums for legal and expert fees and costs. The costs of defending each lawsuit and the outcome of each lawsuit are uncertain and cannot be estimated. If the lawsuit against FTP were determined adversely to FTP, or if the lawsuit against Firefox were determined adversely to Firefox, such company could be required to pay a substantial judgment, which could have a material adverse effect on the Company's consolidated business, financial condition and results of operations.

     Looking forward, FTP believes that its available cash, cash equivalents and short-term investments and expected cash flow from continuing operations will be sufficient to fund FTP's operations at least through 1997. As noted above under "-- Recent Developments," FTP intends to make substantial investments in the development of products and technologies necessary to implement its new strategic vision. There can be no assurance, however, that the capital resources necessary to continue to fund such investments will be available or that, if available, such resources will be on terms acceptable to FTP.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of FTP Software, Inc.:

We have audited the accompanying consolidated balance sheets of FTP Software, Inc. as of December 31, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of FTP Software, Inc. as of December 31, 1996 and 1995 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.



                                                    COOPERS & LYBRAND L.L.P.

Boston, Massachusetts
February 3, 1997

                               FTP SOFTWARE, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                      DECEMBER 31,
                                                                ------------------------
                                                                  1996            1995
                                                                --------        --------
ASSETS
Current assets:
  Cash and cash equivalents                                     $ 22,036        $ 30,237
  Short-term investments                                          29,026          36,211
  Accounts receivable, net of allowance for doubtful accounts
    of $1,300 and $1,600 for 1996 and 1995, respectively          16,586          30,787
  Prepaid expenses and other current assets                        4,430           4,628
  Refundable income taxes                                          2,953           7,775
  Deferred income taxes                                            1,244           2,194
  Net assets of discontinued operations                            5,263             953
                                                                --------        --------
        Total current assets                                      81,538         112,785
Property and equipment, net                                       20,734          18,355
Purchased software, net                                            6,962           3,653
Investments                                                       47,971          52,751
Deferred income taxes                                                 --           1,717
Other assets                                                         830             368
                                                                --------        --------
            Total assets                                        $158,035        $189,629
                                                                ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                           12,446           9,614
  Accrued employee compensation and benefits                       4,000           4,484
  Current portion of long-term obligations                           191             811
  Deferred revenue                                                10,058           9,091
                                                                --------        --------
        Total current liabilities                                 26,695          24,000
Long-term obligations                                                 63             821
                                                                --------        --------
            Total liabilities                                     26,758          24,821
                                                                --------        --------
Commitments and contingencies (Note I)
Stockholders' equity:
  Preferred stock, $.01 par value; authorized
    5,000,000 shares; none issued and outstanding                     --              --
  Common stock, $.01 par value; authorized
    100,000,000 shares; issued and outstanding
    33,646,203 and 26,506,729 shares in 1996
    and 1995, respectively                                           336             265
  Additional paid-in capital                                     136,151          92,607
  Retained earnings (accumulated deficit)                         (5,447)         72,130
  Equity adjustments                                                 237            (194)
                                                                --------        --------
            Total stockholders' equity                           131,277         164,808
                                                                --------        --------

                Total liabilities and stockholders' equity      $158,035        $189,629
                                                                ========        ========



   The accompanying notes are an integral part of these financial statements.

                               FTP SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                           YEARS ENDED DECEMBER 31,
                                                                 ---------------------------------------------
                                                                    1996            1995                1994
                                                                 --------         --------             -------
Revenue:
  Product revenue                                                $ 84,579         $115,715             $85,142
  Service revenue                                                  16,512           13,100               7,038
                                                                 --------         --------             -------
        Total revenue                                             101,091          128,815              92,180
                                                                 --------         --------             -------
Cost of revenue:
  Product cost                                                      6,995            6,725               5,602
  Service cost                                                      9,801            9,127               7,389
                                                                 --------         --------             -------
        Total cost of revenue                                      16,796           15,852              12,991
                                                                 --------         --------             -------
Gross margin                                                       84,295          112,963              79,189
                                                                 --------         --------             -------
Operating expenses:
  Sales and marketing                                              46,896           36,593              16,668
  Product development                                              64,652           22,298              16,475
  General and administrative                                       19,782           12,699               9,362
                                                                 --------         --------             -------
        Total operating expenses                                  131,330           71,590              42,505
                                                                 --------         --------             -------

Income (loss) from continuing operations                          (47,035)          41,373              36,684

Investment income                                                   4,284            6,156               3,132
                                                                 --------         --------             -------

Income (loss) from continuing operations before
  income taxes                                                    (42,751)          47,529              39,816

Provision for income taxes                                          1,027           17,587              14,918
                                                                 --------         --------             -------

Net income (loss) from continuing operations                      (43,778)          29,942              24,898

Discontinued operations, net of income tax benefits:
  Operating losses                                                (29,039)          (5,308)             (1,923)
  Provision for disposition                                        (4,760)              --                  --
                                                                 --------         --------             -------

Net income (loss)                                                $(77,577)        $ 24,634             $22,975
                                                                 ========         ========             =======

Net income (loss) per share:
  Continuing operations                                          $  (1.46)        $   1.06             $   .87
  Discontinued operations                                           (1.13)            (.19)               (.07)
                                                                 --------         --------             -------
                                                                 $  (2.59)        $    .87             $   .80
                                                                 ========         ========             =======
Weighted average common and common equivalent
  shares outstanding                                               29,896           28,215              28,553
                                                                 ========         ========             =======

   The accompanying notes are an integral part of these financial statements.

                                                FTP SOFTWARE, INC.
                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                               FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                                         (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                    RETAINED        FOREIGN           NET
                                      COMMON STOCK     ADDITIONAL   EARNINGS        EXCHANGE       UNREALIZED       TOTAL
                                    ----------------    PAID-IN   (ACCUMULATED     TRANSLATION     INVESTMENT    STOCKHOLDERS'
                                    SHARES    AMOUNT    CAPITAL      DEFICIT)      ADJUSTMENTS    GAINS (LOSSES)    EQUITY
                                    ------    ------    -------      --------      -----------    --------------    ------
Balance at January 1, 1994       21,693,780    $217     $51,340      $24,521            --             --          $ 76,078


Issuance of common stock          1,650,342      16       5,148           --            --             --             5,164

Tax benefit of stock option
   activity                              --      --       8,467           --            --             --             8,467

Net income                               --      --          --       22,975            --             --            22,975
                                 ----------    ----     --------     -------         -----          -----          --------

Balance at December 31, 1994     23,344,122     233      64,955       47,496            --             --           112,684

Issuance of common stock          3,162,607      32       8,852           --            --             --             8,884

Tax benefit of stock option
   activity                              --      --      18,800           --            --             --            18,800

Net income                               --      --          --       24,634            --             --            24,634

Foreign exchange
  translation adjustments                --      --          --           --         $  14             --                14

Net unrealized investment
  losses                                 --      --          --           --            --          $(208)             (208)
                                 ----------    ----     --------     -------         -----          -----          --------

Balance at December 31, 1995     26,506,729     265      92,607       72,130            14           (208)          164,808

Issuance of common stock          7,139,474      71      43,544           --            --             --            43,615

Net loss                                 --      --          --      (77,577)           --             --           (77,577)

Foreign exchange translation
  adjustments                            --      --          --           --          (425)            --              (425)

Net unrealized investment
  gains                                  --      --          --           --            --            856               856
                                 ----------    ----     --------     -------         -----          -----          --------

Balance at December 31, 1996     33,646,203    $336     $136,151     $(5,447)        $(411)         $ 648          $131,277
                                 ==========    ====     ========     =======         =====          =====          ========




   The accompanying notes are an integral part of these financial statements.

                                                FTP SOFTWARE, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (IN THOUSANDS)


                                                                                         YEARS ENDED DECEMBER 31,
                                                                             -------------------------------------------
                                                                               1996              1995             1994
                                                                             ---------         --------         --------
Cash flows from operating activities:
    Net income (loss) from continuing operations                             $(43,778)          $29,942          $24,898
    Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
       Depreciation and amortization                                             9,260            6,137            3,333
       Loss on disposition of property and equipment                               422              255               --
       Provision for doubtful accounts                                            (300)             600              400
       Purchase of in-process technology                                        37,852               --               --
       Amortization of discounts and premiums on investments                        29           (1,407)             --
       Deferred income taxes                                                     1,221           (1,324)          (1,828)
       Tax benefit of stock option activity                                         --           18,800            8,467
       Changes in operating assets and liabilities, net of effects from acquisition of business:
          Accounts receivable                                                   17,184          (14,741)          (6,889)
          Prepaid expenses and other current assets                                895           (2,405)             519
          Refundable income taxes                                                2,394           (7,775)              --
          Other assets                                                            (376)              --             (211)
          Accounts payable and accrued expenses                                    (84)           4,688            2,485
          Income taxes payable                                                      --           (2,044)           2,044
          Accrued employee compensation and benefits                            (1,989)             568            1,653
          Deferred revenue                                                         740            3,837            2,566
                                                                             ---------         --------         --------
              Net cash provided by continuing operations                        23,470           35,131           37,437
              Net cash used for discontinued operations                         (4,920)          (1,834)          (1,201)
                                                                             ---------         --------         --------
                 Net cash provided by operating activities                      18,550           33,297           36,236
                                                                             ---------         --------         --------
Cash flows from investing activities:
    Capital expenditures                                                        (9,072)         (11,905)         (11,461)
    Maturities (purchase) of investments                                        18,900           (7,454)         (30,903)
    Acquisition of business, net of cash acquired                               (3,776)              --               --
    Other investing activities, net                                                (97)              15               --
                                                                             ---------         --------         --------
              Net cash provided by (used for) continuing operations              5,955          (19,344)         (42,364)
              Net cash used for discontinued operations                        (32,809)          (2,365)            (900)
                                                                             ---------         --------         --------
                 Net cash used for investing activities                        (26,854)         (21,709)         (43,264)
                                                                             ---------         --------         --------
Cash flows from financing activities:
    Proceeds from issuance of common stock                                       1,536            8,884            5,164
    Principal payments on long-term obligations                                 (1,589)          (1,142)              --
                                                                             ---------         --------         --------
                 Net cash provided by (used for) financing activities              (53)           7,742            5,164
                                                                             ---------         --------         --------
Effect of exchange rate changes on cash                                            156               11               --
                                                                             ---------         --------         --------
Net (decrease) increase in cash and cash equivalents                            (8,201)          19,341           (1,864)
Cash and cash equivalents, beginning of year                                    30,237           10,896           12,760
                                                                             ---------         --------         --------
Cash and cash equivalents, end of year                                       $  22,036         $ 30,237         $ 10,896
                                                                             =========         ========         ========
Supplemental disclosure of cash flow information:
    Income taxes paid                                                               --         $  1,952         $  5,843
                                                                             =========         ========         ========
    Non-cash financing activities:
       Acquisition of business                                               $  42,079               --               --
       Financed purchased software                                                  --         $  1,000               --
                                                                             =========         ========         ========


   The accompanying notes are an integral part of these financial statements.

                               FTP SOFTWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.   DESCRIPTION OF BUSINESS:

     FTP Software, Inc. (the "Company") is engaged in the design, development, marketing and support of client networking software products, server networking software products and agent applications. These products are intended to function as important components of the VIP Network concept announced by the Company in September 1996. The VIP Network is a software architecture concept designed to enable organizations to secure, manage and transparently extend their networks beyond traditional boundaries. The VIP Network is intended to allow an organization to support mobile personal computer users and remote sites, to build virtual collaborative workgroups within and across the organization and to facilitate electronic commerce by building federated networks between and among the organization and its customers, suppliers and other business partners.

B.   SIGNIFICANT ACCOUNTING POLICIES:

     Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

     Revenue Recognition

     Revenue is generally recognized from the license of software upon shipment when collection of the resulting receivable is deemed probable. At the time the Company recognizes revenue from licensed software products, no significant vendor or post-contract support obligations remain. Service revenue includes revenue from support, training and consulting. Payments received in advance for support contracts are initially recorded as deferred revenue and are recognized ratably over the term of the contract, typically one year. Revenue from training and consulting is recognized as the services are performed.

     Cash Equivalents

     Cash equivalents consist of money market funds, commercial paper and government obligations with original maturities of three months or less and are carried at amortized cost, which approximates market value. The Company places its temporary cash investments in money market investments with high credit quality financial institutions.

     Investments

     The Company has established guidelines for credit ratings, diversification and maturities for its investment portfolio that are intended to maintain safety and liquidity. The Company's investments are widely diversified, consisting primarily of investment grade debt securities classified as available-for-sale. Accordingly, investments are reported at market value with unrealized holding gains and losses reflected net as a separate component of stockholders' equity until realized. The cost of short-term investments and investments is determined on the specific identification method and the market value is based on quoted market prices. The Company has not experienced any significant losses on its investments.

                               FTP SOFTWARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     Inventories

     Inventories, consisting of finished goods and raw materials (stated at the lower of cost, determined on a first-in, first-out basis, or market), are included in prepaid expenses and other current assets.

     Property and Equipment

     Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives, ranging from three to seven years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining term of the lease. Expenditures for maintenance and repairs are expensed as incurred. Upon retirement or other disposition of assets, the cost and related accumulated depreciation are eliminated from the accounts and the resulting gain or loss is included in net income (loss).

     Purchased Software

     Purchased software includes acquired technology being amortized, using the straight-line method, over the assets' estimated remaining useful lives. The Company evaluates the possible impairment of such long-lived assets whenever events or circumstances indicate that the carrying value of the assets may not be recoverable.

     Foreign Currency Translation

     The functional currency of the Company's foreign subsidiaries is the local currency. Accordingly, assets and liabilities of these operations are translated at exchange rates in effect at year-end. Income and expense items are translated at average rates of exchange for the period. Resulting translation adjustments are accumulated in a separate component of stockholders' equity. Gains and losses from foreign currency transactions, which are immaterial, are included in net income (loss).

     Product Development Costs

     Costs related to research, design and development of computer software are charged to product development expense as incurred. The Company capitalizes eligible software costs incurred after technological feasibility of the product has been established, which is generally demonstrated by the initial beta release. The capitalizable costs of internally developed software to date have not been material. Purchased software of approximately $5.6 million and $2.0 million was acquired in 1996 and 1995, respectively. These assets are being amortized over a one- to four-year period based on the expected useful life of the product. Related amortization charges, reflected in cost of revenue, were approximately $2.7 million, $2.2 million and $0.9 million in 1996, 1995 and 1994, respectively.

     Income Taxes

     Deferred income tax assets and liabilities arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that are expected to result in taxable or deductible amounts in future years. The Company periodically evaluates the realizability

                               FTP SOFTWARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


of its deferred tax assets. A valuation allowance against net deferred tax assets is established if, based on the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

     Net Income (Loss) Per Share

     Net income (loss) per share is computed using the weighted average number of shares of common stock outstanding and dilutive common stock equivalents from stock options using the treasury stock method. During periods that the Company has recorded a net loss, common stock equivalents are not included in the computation as the effect would be anti-dilutive.

     Risks and Uncertainties

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

     The Company's future results of operations involve a number of risks and uncertainties. Factors that could affect the Company's future operating results and cause actual results to vary materially from expectations include, but are not limited to, competition, competitive pricing pressures, technological and other market changes, dependence on new products and strategic alliances, distribution risks and changes in personnel.

     The Company sells its products outside the United States primarily through a network of resellers in North and South America, Europe, the Middle East, Canada, Russia and Asia Pacific. In the United States, the Company distributes its products through multiple channels, including direct sales, value-added resellers, systems integrators, OEMs and distributors. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit risk as determined by management. The Company generally requires no collateral. Accounts receivable are from customers that are geographically and industry dispersed. No one customer accounted for more than 10% of consolidated revenue for any period presented.

     Accounting for Stock-Based Compensation

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," during 1996. This Statement defines a fair value based method of accounting for stock-based employee compensation and requires that companies either recognize compensation expense for grants of stock, stock options and other equity instruments or provide pro forma disclosure of net income (loss) and net income (loss) per share in the notes to the financial statements. The Company has elected to continue measuring compensation costs for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations and has disclosed pro forma net income (loss) and net income (loss) per share for 1996 and 1995 as if the fair value based method of accounting had been applied. As such, adoption of this Statement had no effect on the Company's results of operations.

                               FTP SOFTWARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     New Accounting Standards

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share," and SFAS No. 129, "Disclosure of Information about Capital Structure." SFAS No. 128, which is effective for fiscal years ending after December 15, 1997, including interim periods, requires the presentation of basic and diluted earnings per share ("EPS"). Basic EPS, which replaces primary EPS, excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS under the existing rules. This Statement requires restatement of all prior period EPS amounts presented after the effective date. The Company will adopt the provisions of SFAS No. 128 in 1997; however, the impact of adoption has not yet been determined. SFAS No. 129, which is also effective for fiscal years ending after December 15, 1997, establishes standards for disclosing information about an entity's capital structure. The Company will adopt the disclosure requirements of this Statement during the year ending December 31, 1997.

     Reclassifications

     Certain prior year amounts have been reclassified to conform with the current year's presentation.

C.   ACQUISITIONS AND DISCONTINUED OPERATIONS:

     During September 1996, the Company announced its vision for the VIP Network. The Company also announced a formal plan to spin off, through the sale to third parties within the next year, its collaborative lines of business and to discontinue selected product lines which were not specifically related to the Company's continuing network connectivity business. These operations are treated as discontinued operations in the accompanying financial statements. As a result, the Company recorded a charge of approximately $4.8 million to write down the related assets to estimated net realizable values.

     The consolidated financial statements have been restated to report separately in all periods presented the net assets and operating results of the discontinued operations. Prior year operating results and all footnote disclosures have been restated to reflect continuing operations. Net assets of discontinued operations consist primarily of purchased software and fixed assets less accounts payable and accrued expenses.

     During the fourth quarter of 1996, the Company sold certain non-material product lines for amounts consistent with initial estimates. The Company continues to seek opportunities to sell the remaining product and business lines and has made no significant changes to its plans with respect to such sales. The Company expects to complete remaining dispositions within the time frame announced in September 1996.

                               FTP SOFTWARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     Summary operating results for the discontinued operations (which include charges of approximately $21.8 million, $1.1 million and $4.0 million in 1996, 1995 and 1994, respectively, for certain acquired in-process technology) are as follows (in thousands):

                                                        YEARS ENDED DECEMBER 31,
                                                 ------------------------------------
                                                   1996          1995          1994
                                                 --------      -------       -------
     Revenue                                     $  9,907      $ 7,561       $ 1,065
     Gross margin                                   5,255        5,569           965
     Operating loss before income taxes           (31,441)      (8,427)       (3,075)
     Net loss                                     (33,799)      (5,308)       (1,923)


     During 1995 and 1996, the Company made the following acquisitions: in March 1995, the Company acquired substantially all of the assets of Keyword Office Technologies Ltd., a developer of document viewer and conversion software products, for approximately $2.4 million; in February 1996, the Company acquired the Mariner Internet software product line of Networking Computing Devices, Inc. for a net cash purchase price of approximately $7.4 million; in March 1996, the Company acquired substantially all of the assets of HyperDesk Corporation, including its collaborative GroupWorks product, for a net cash purchase price of approximately $6.3 million; and in April 1996, the Company acquired all of the outstanding stock of Campbell Services, Inc., the developer of OnTime, a scheduling software product, for a net cash purchase price of approximately $15.0 million. All of these acquisitions were accounted for as purchases, with the majority of the purchase price recorded as in-process technology, and are now reflected in discontinued operations.

     In July 1996, the Company acquired Firefox Communications Inc. ("Firefox"), a supplier of server-centric departmental and LAN-based IP solutions and services, for a net purchase price of approximately $61.0 million, through the merger of a wholly-owned subsidiary of the Company into Firefox (the "Firefox Merger"). Pursuant to the Firefox Merger, all of the outstanding shares of the common stock of Firefox were converted into a total of approximately 6.4 million shares of the Company's common stock ("Common Stock") valued at approximately $40.6 million and approximately $9.1 million in cash. In addition, outstanding employee stock options to purchase Firefox common stock were converted into options to purchase approximately 336,000 shares of Common Stock valued at approximately $1.5 million. The Company also incurred acquisition-related costs of approximately $3.7 million and liabilities treated as assumed totaling approximately $6.1 million which are included in the net purchase price. The transaction was accounted for as a purchase. Based upon a valuation of the assets acquired, approximately $2.6 million was allocated to completed technology, which is included in purchased software and is being amortized over its estimated useful life of three years; approximately $37.9 million was allocated to in-process technology and charged to product development expense; and approximately $20.5 million was allocated to the remaining assets of Firefox, primarily short-term investments and accounts receivable. Results of operations include activity from Firefox since the date of the acquisition.

                               FTP SOFTWARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     The unaudited pro forma consolidated results of continuing operations would have been as follows if the Firefox Merger had occurred on January 1, 1995 (in thousands, except per share amounts):

                                                YEARS ENDED DECEMBER 31,
                                            -------------------------------
                                               1996                  1995
                                            ---------             ---------
     Revenue                                $109,396              $148,583
     Net income (loss)                        (9,243)               29,787
     Net income (loss) per share            $   (.31)             $    .87


     These unaudited pro forma results are presented for informational purposes only and include certain adjustments such as additional amortization expense as a result of purchased software. They do not include the approximately $37.9 million charge to product development expenses for acquired in-process technology and do not purport to be indicative of the Company's actual results of operations had the Firefox Merger occurred on January 1, 1995, nor are they indicative of the Company's results of operations for any future period.

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

D.   INVESTMENTS:

     Investments consist of the following (in thousands):

                                             DECEMBER 31, 1996           DECEMBER 31, 1995
                                        ------------------------      -----------------------
                                         MARKET        AMORTIZED       MARKET       AMORTIZED
                                          VALUE           COST          VALUE         COST
                                        ---------      ---------      ---------     ---------
U.S. government obligations              $42,127        $42,707        $54,469       $54,500
Corporate obligations                     18,727         18,822         12,963        13,257
Municipal obligations                      9,171          9,153         20,418        20,412
Equity securities                          6,972          5,224          1,112         1,140
                                         -------        -------        -------       -------
                                         $76,997        $75,906        $88,962       $89,309
                                         =======        =======        =======       =======


     At December 31, 1996 and 1995, gross unrealized investment gains amounted to approximately $1.9 million and $0.6 million, respectively, and gross unrealized investment losses amounted to approximately $0.8 million and $0.9 million, respectively. Proceeds from dispositions of available for sale securities during 1996 were approximately $3.0 million. Gross gains from such dispositions were not significant.

                               FTP SOFTWARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     The Company's investments, at market value based on quoted market prices, mature as follows (in thousands):

                                               DECEMBER 31,
                                         -----------------------
               YEARS TO MATURITY          1996            1995
                                         -------         -------
                      0-1                $29,026         $36,211
                      1-5                 41,258          46,478
                     5-10                    258             268
                    Over 10                6,455           6,005
                                         -------         -------
                                         $76,997         $88,962
                                         =======         =======

     Included in the above table as having 0-1 years to maturity are equity securities of approximately $7.0 million and $1.1 million at December 31, 1996 and 1995, respectively.


E.   PROPERTY AND EQUIPMENT:

     Property and equipment consist of the following (in thousands):

                                                                    DECEMBER 31,
                                                            --------------------------
                                                              1996              1995
                                                            ---------         --------
     Development equipment                                  $   7,266         $  5,737
     Equipment                                                 21,164           14,697
     Furniture and leasehold improvements                       8,784            7,138
                                                             --------          -------
                                                               37,214           27,572
     Less accumulated depreciation and amortization           (16,480)          (9,217)
                                                             --------          -------
                                                             $ 20,734          $18,355
                                                             ========          =======

F.   PROFIT SHARING RETIREMENT PLAN:

     The Company sponsors a profit sharing retirement plan for eligible employees established under the provisions of Section 401(k) of the Internal Revenue Code (the "401(k) Plan"), under which participants may defer a portion of their annual compensation on a pre-tax basis. Contributions by the Company to the 401(k) Plan are at the discretion of the Company's Board of Directors (the "Board of Directors") and amounted to approximately $1.2 million, $1.0 million and $0.6 million for the years ended December 31, 1996, 1995 and 1994, respectively.

     While the Company expects to continue the 401(k) Plan indefinitely, it has reserved the right to modify, amend or terminate the plan. In the event of termination, the entire amount contributed under the 401(k) Plan, at the time of termination, must be applied to the payment of benefits to the participants or their beneficiaries.

     The Company does not currently offer post-retirement or post-employment benefits.

                               FTP SOFTWARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


G.   INCOME TAXES:

     The loss from continuing operations before income taxes for the year ended December 31, 1996 for domestic operations and for foreign operations was approximately $40.2 million and $2.6 million, respectively.

     The provision for income taxes consists of the following (in thousands):

                                                       YEARS ENDED DECEMBER 31,
                                            -----------------------------------------------
                                              1996                  1995              1994
                                            -------               -------           -------
     Current (benefit) provision:
          Federal                           $(3,252)              $15,657           $13,997
          State                                 210                 2,859             2,749
          Foreign                             2,848                   395                --
                                            -------               -------           -------
                                               (194)               18,911            16,746
                                             -------               -------          -------
     Deferred (benefit) provision:
          Federal                               982                (1,024)           (1,410)
          State                                 239                  (300)             (418)
                                            -------               -------           -------
                                              1,221                (1,324)           (1,828)
                                            -------               -------           -------
                                            $ 1,027               $17,587           $14,918
                                            =======               =======           =======

     The tax benefit from discontinued operations was approximately $2.5 million, $3.1 million and $1.2 million in 1996, 1995 and 1994, respectively.

     The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income (loss) from continuing operations before income taxes as follows:

                                                                   YEARS ENDED DECEMBER 31,
                                                             ----------------------------------
                                                              1996          1995          1994
                                                             ------        ------        ------
     Tax (benefit) at U.S. statutory rate                    (35.0)%        35.0%        35.0%
     Non-deductible merger-related costs                      31.1            --           --
     Foreign tax                                               4.7            --           --
     Operating loss with no current tax benefit                3.5            --           --
     State income taxes net of federal tax benefit            (1.2)          4.3          4.2
     Other                                                    (0.7)         (2.3)        (1.7)
                                                              ----          ----         ----
                                                               2.4%         37.0%        37.5%
                                                              ====          ====         ====

     The current federal and state provisions for income taxes do not reflect tax savings resulting from deductions associated with the Company's various stock plans of approximately $18.8 million and $8.5 million in 1995 and 1994, respectively, which were credited to stockholders' equity. There were no tax savings resulting from deductions associated with these stock plans in 1996.

                               FTP SOFTWARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     The components of deferred income taxes are as follows (in thousands):

                                                                                DECEMBER 31,
                                                                   --------------------------------------
                                                                     1996                          1995
                                                                   --------                      -------
     State tax benefit of net operating loss
          carryforward and credits                                  $ 1,616                      $    --
     Depreciation and amortization expense                            1,551                           --
     Accounts receivable reserve                                      1,259                          642
     Employee compensation and benefits accruals                      1,063                          848
     Foreign tax benefit of net operating loss
          carryforward                                                  513                           --
     Deferred revenue                                                   148                          380
     Capitalized inventory costs                                        135                          170
     Other reserves and liabilities                                      --                          224
     In-process technology charges                                       --                        2,656
                                                                   --------                      -------
                                                                      6,285                        4,920
     Valuation allowance for deferred tax assets                     (2,676)                          --
                                                                   --------                      -------
                                                                      3,609                        4,920
                                                                   --------                      -------
     Deferred tax liabilities:
          Depreciation and amortization expense                      (1,085)                      (1,009)
          Purchased technology                                       (1,008)                          --
          Other reserves and liabilities                               (272)                          --
                                                                   --------                      -------
                                                                     (2,365)                      (1,009)
                                                                   --------                      -------
     Deferred income taxes                                         $  1,244                      $ 3,911
                                                                    =======                      =======



     The Company has recorded a valuation allowance of approximately $9.7 million against the deferred tax assets of which approximately $7.0 million has been recorded in the net assets of discontinued operations. The realization of these deferred tax assets is dependent upon future earnings in specific tax jurisdictions. Due to the uncertainty as to when the deferred tax assets may be realized, the Company has recorded a valuation allowance for all tax assets in excess of amounts available to be recovered pursuant to tax loss carrybacks for the year ended December 31, 1996. The Company periodically reviews the need for the valuation allowance and if the valuation allowance is reduced, the tax benefit will be recorded as a reduction of the Company's income tax expense except for approximately $1.3 million which is attributable to stock options and will be credited to additional paid in capital when realized.

     At December 31, 1996, the Company had net operating loss carryforwards of approximately $13.3 million available to offset future taxable income in several state jurisdictions expiring at various dates beginning in 2000 through 2011. Similarly, research and experimentation credit carryforwards for state tax purposes of approximately $0.2 million and investment tax credits of approximately $0.2 million were available at December 31, 1996, expiring in 2010. In addition, the Company had a net operating loss of approximately $1.5 million available to offset future taxable income in a foreign jurisdiction and carry forward indefinitely.

                               FTP SOFTWARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


H.   STOCKHOLDERS' EQUITY:

     Preferred Stock

     The Board of Directors is authorized, subject to any limitations prescribed by law, to issue up to an aggregate of 5,000,000 shares of the Company's preferred stock ("Preferred Stock"), $.01 par value per share, with such powers, designations, preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof, as shall be determined by the Board of Directors in a resolution or resolutions providing for the issuance of such Preferred Stock.

     On December 1, 1995, pursuant to the shareholder rights plan described below, the Board of Directors designated 500,000 shares of Preferred Stock as Junior Preferred Stock, $.01 par value per share. Dividends accrue on the Junior Preferred Stock at a quarterly rate equal to the greater of $1.00 or, subject to adjustment, 100 times the aggregate per share amount of all dividends paid during the quarter on the Common Stock. The Junior Preferred Stock carries a liquidation preference of $100 per share, is redeemable, and entitles the holder to 100 votes per share on all matters submitted to a vote of the Company's stockholders. The Company has not issued any shares of Junior Preferred Stock.

     Shareholder Rights Plan

     On December 1, 1995, the Company adopted a shareholder rights plan (the "Rights Plan") whereby each share of Common Stock issued after December 8, 1995 will have an attached right which, when exercisable, will entitle the holder to purchase 1/100th of a share of Junior Preferred Stock at a price of $150 (the "Rights"). Additionally, the Board of Directors declared a dividend of one Right for each share of Common Stock outstanding on December 8, 1995.

     The Rights become exercisable if a person acquires or announces a tender or exchange offer for 15% or more of the outstanding Common Stock. The Rights Plan also provides that if a person (an "Acquiring Person") acquires or obtains the right to acquire 15% or more of the outstanding Common Stock (other than pursuant to certain approved offers), each of the Rights (other than the Rights held by the Acquiring Person) will entitle the holder to purchase shares of Common Stock having a market value of twice the exercise price of the Rights. In addition, if the Company is involved in a merger or other business combination with another person in which it is not the surviving corporation or in connection with which the Common Stock is changed or converted into securities of any other person or other property, or if the Company sells or transfers 25% or more of its assets or earning power to another person, each Right that has not previously been exercised will entitle its holder to purchase shares of the common stock of such other person having a market value of twice the exercise price of the Right.

     In November 1996, the Company amended the Rights Plan to permit Kopp Investment Advisors, Inc. (but not any transferee of Kopp) to acquire up to 6,722,400 shares of Common Stock (approximately 19.9% of the outstanding shares of Common Stock as of the date of such amendment) without triggering the exercisability of the Rights.

     The Board of Directors may redeem the Rights at any time prior to their expiration on December 1, 2005 at a redemption price of $.01 for each of the Rights. The Company has reserved 500,000 shares of Junior Preferred Stock for issuance upon exercise of the Rights.

                               FTP SOFTWARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     Stock Option Plans

     In January 1987, the Company adopted the FTP Software, Inc. Stock Option Plan (the "1987 Option Plan"). Under the 1987 Option Plan, as amended, the Company had the right to grant to certain employees either incentive or non-qualified stock options to purchase up to 26,400,000 shares of Common Stock which vested over four years. The exercise price of each option could not be less than the fair market value of Common Stock on the date of grant, as determined by the Board of Directors, and the term of each option could not exceed 10 years.

     During 1996, the Company offered its employees (other than executive officers) the opportunity to exchange each stock option granted during 1994, 1995 and 1996 for a new option covering 50% of the number of shares of Common Stock covered by the original option, having a new exercise price fixed at the date of exchange and otherwise having the same or similar terms as the original option. During the option exchange offer period, options to purchase approximately 2,130,000 shares of Common Stock at exercise prices ranging from $9.50 to $31.75 per share were exchanged for options to purchase approximately 1,065,000 shares of Common Stock at exercise prices ranging from $7.25 to $9.063 per share.

     In September 1993, the Company adopted the 1993 Non-Employee Directors' Stock Option Plan, which provides for the granting of stock options to purchase up to 500,000 shares of Common Stock to non-employee directors which generally vest over three years. The exercise price of each option may not be less than the fair market value of Common Stock on the date of the grant, as determined by the Board of Directors, and the term of each option may not exceed 10 years.

     In August 1996, the Company adopted the FTP Software, Inc. 1996 Executive Equity Incentive Plan, which enables the Company to grant either incentive or non-qualified stock options, stock appreciation rights, restricted stock and unrestricted stock to its executive officers. The aggregate maximum number of shares of Common Stock that may be delivered under this plan is 1,500,000. The exercise price for the options, which vest over four years, may not be less than the fair market value of Common Stock on the date of the grant, as determined by the Board of Directors, and the term of each option may not exceed 10 years.

     Prior to the Company's acquisition of Firefox, Firefox granted options to certain of its employees under the Firefox 1994 Share Option Scheme, prior to Firefox's initial public offering. Options granted under that plan were generally scheduled to vest over three years and were required to be exercised no later than seven years from the date of grant. Pursuant to the Firefox Merger, each option outstanding under this plan was converted into an option to purchase shares of Common Stock at a new exercise price determined in accordance with the merger agreement. In addition, each optionholder had the right to have the Company assume the holder's converted options, in which case the converted options would otherwise continue on the same terms and conditions that applied prior to the conversion of the options. If a holder chose not to have the Company assume a converted option, the converted option became exercisable in full for a period of six months beginning on July 22, 1996 (the closing date of the Firefox Merger) and ending on January 22, 1997.

     Prior to the Company's acquisition of Firefox, Firefox also maintained the Firefox 1995 Stock Option Plan. This plan provided for the grant of incentive stock options and nonqualified stock options at an exercise price not less than 100% and 85%, respectively, of the fair market value of Firefox's common stock at the date of grant. Options granted under this plan were generally scheduled to vest

                               FTP SOFTWARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


over four years and were required to be exercised no later than 10 years from the date of grant. Pursuant to the Firefox Merger, each option outstanding under this plan was automatically assumed by the Company and converted into an option to purchase shares of Common Stock at a new exercise price determined in accordance with the merger agreement, but otherwise continued on the same terms and conditions that applied prior to the conversion of the options. Holders of options granted under this plan had the opportunity to participate in the option exchange offer described above.

     Stock option activity under the Company's various stock option plans is summarized as follows:

                                                                         WEIGHTED-AVERAGE
                                                      SHARES              EXERCISE PRICE
                                                     -----------          --------------
     Outstanding, January 1, 1994                     8,272,704              $  3.72
          Granted                                     1,023,417                28.21
          Exercised                                  (1,550,342)                2.37
          Canceled                                     (300,750)                7.50
                                                     ----------               ------
     Outstanding, December 31, 1994                   7,445,029                 7.21
          Granted                                     1,754,286                30.59
          Exercised                                  (3,137,635)                2.71
          Canceled                                   (1,795,361)                6.25
                                                      ---------               ------
     Outstanding, December 31, 1995                   4,266,319                20.54
          Granted                                     5,414,978                 9.60
          Converted Firefox options                     336,424                 5.44
          Exercised                                    (703,332)                1.80
          Canceled                                   (3,759,520)               22.29
                                                      ---------               ------
     Outstanding, December 31, 1996                   5,554,869               $10.16
                                                      =========               ======


     Information about stock options outstanding at December 31, 1996 is summarized as follows:

                                OUTSTANDING                                                            EXERCISABLE
-----------------------------------------------------------------------------------        --------------------------------
                                                 WEIGHTED-
                                                 AVERAGE
                                                REMAINING                                                        WEIGHTED-
                                               CONTRACTUAL             WEIGHTED-                                  AVERAGE
 RANGE OF EXERCISE                                LIFE                  AVERAGE                                   EXERCISE
      PRICES                SHARES             (IN YEARS)           EXERCISE PRICE            SHARES               PRICE
------------------        ---------           -----------          ----------------         ---------            ---------
$ 0.14  - $ 0.14             32,000               1.3                   $ 0.14                 23,124             $ 0.14
  1.40  -   1.75            314,004               5.7                     1.66                314,004               1.66
  5.77  -   8.63          3,029,633               8.6                     7.39                428,459               6.26
  9.00  -  12.50          1,577,511               8.9                    10.69                 19,387               9.37
 13.63  -  16.89             11,641               9.1                    13.99                    895              16.56
 24.75  -  31.75            590,080               7.9                    27.92                320,345              27.95
------    ------          ---------               ---                   ------              ---------             ------
$ 0.14  - $31.75          5,554,869               8.4                   $10.16              1,106,214             $11.17
======    ======          =========               ===                   ======              =========             ======



                               FTP SOFTWARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     The weighted-average grant-date fair value of options granted during 1996 and 1995 was $6.34 and $17.80 per share, respectively.

     At December 31, 1995 and 1994, the number of shares of Common Stock for which options were exercisable totaled 1,159,729 and 2,873,662, respectively, at a weighted average exercise price of $9.87 and $3.08 per share, respectively. At December 31, 1996, the number of shares of Common Stock available for future stock option grants amounted to 2,450,726.

     In January 1997, the Company adopted the FTP Software, Inc. 1997 Employee Equity Incentive Plan. Under this plan, the Company has the right to grant to certain employees non-qualified stock options, stock appreciation rights, restricted stock and unrestricted stock. The aggregate maximum number of shares of Common Stock that may be delivered under this plan is 2,780,000 plus the number of shares subject to options granted under the 1987 Option Plan that terminate unexercised after January 20, 1997. The exercise price of the options, which vest over four years, may not be less than the fair market value of Common Stock on the date of grant, as determined by the Board of Directors, and the term of each option may not exceed 10 years.

     Employee Stock Purchase Plans

     Effective January 1, 1994, the Company adopted the FTP Software, Inc. Employee Stock Purchase Plan. This plan provides a maximum of 1,000,000 shares of Common Stock for purchase by eligible employees at 85% of the fair market value of Common Stock on the first or last trading day of each six-month purchase period under the plan, whichever is lower. During 1996, 1995 and 1994, 31,301, 12,580 and 18,810 shares of Common Stock, respectively, were issued under this plan at a weighted-average purchase price of $6.11, $25.07 and $12.63 per share, respectively, and a fair value of $7.18, $29.49 and $28.11 per share, respectively.

     In October 1995, the Company adopted the FTP Software, Inc. Non-Qualified Stock Purchase Plan for Employees of Certain Subsidiaries. This plan is for the benefit of non-U.S. employees employed outside of the United States by subsidiaries of the Company approved for participation in the plan by the Compensation Committee of the Board of Directors. This plan provides a maximum of 100,000 shares of Common Stock for purchase by eligible employees at 85% of the fair market value of the Common Stock on the first or last trading day of each six-month purchase period under the plan, whichever is lower. The first purchase period under the plan began on January 1, 1996. Accordingly, no shares of Common Stock were issued under this plan during 1995. During 1996, 3,564 shares of Common Stock were issued under this plan at a weighted-average purchase price of $6.20 per share and a fair value of $7.30 per share.

                               FTP SOFTWARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     Stock-Based Compensation

     If compensation cost for the Company's stock-based compensation plans had been determined based on the fair value at the grant dates as calculated in accordance with SFAS No. 123, the Company's net income (loss) and net income
(loss) per share for the years ended December 31, 1996 and 1995 would have been reported as the pro forma amounts indicated below (in thousands, except per share amounts):

                                                        YEARS ENDED DECEMBER 31,
                                                       -------------------------
                                                         1996              1995
                                                       -------------------------
     Net income (loss) as reported                     $(77,577)         $24,634
     Pro forma net income (loss)                        (84,232)          19,308

     Net income (loss) per share as reported           $  (2.59)        $    .87
     Pro forma net income (loss) per share                (2.82)             .68

     The pro forma amounts include the effects of all activity under the Company's stock-based compensation plans since January 1, 1995. The Company anticipates that it will have additional activity under these plans in the future.

     For the purpose of providing pro forma disclosures, the fair value of each stock option granted was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions: an expected life of 4.8 years; expected volatility of 83.4% and 64.4% in 1996 and 1995, respectively; no expected dividends; and a risk-free interest rate of 6.1% and 5.5% in 1996 and 1995, respectively.

I.   COMMITMENTS AND CONTINGENCIES:

     Lease Commitments

     The Company leases its corporate and administrative office facilities under long-term non-cancelable operating lease agreements expiring at various dates through August 2002. The agreements generally require the payment of utilities, real estate taxes, insurance and repairs. Total rent expense for the years ended December 31, 1996, 1995 and 1994 amounted to approximately $4.8 million, $3.0 million and $2.1 million, respectively.

     At December 31, 1996, future minimum annual rental payments, net of sublease rental payments of approximately $7.0 million, required under the operating lease agreements are as follows (in thousands):



                   1997                             $ 3,405
                   1998                               3,715
                   1999                               3,856
                   2000                               3,999
                   2001                               3,468
                   Thereafter                         7,379
                                                    -------
                                                    $25,822
                                                    =======

                               FTP SOFTWARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     Litigation

     In March 1996, a class action lawsuit was filed in the United States District Court for the District of Massachusetts, naming the Company, certain of its officers and two former officers as defendants. The lawsuit, captioned LAWRENCE M. GREEBEL V. FTP SOFTWARE, INC. ET AL., Civil Action No. 96-10544, alleges that the defendants publicly issued false and misleading statements and omitted to disclose material facts necessary to make such statements not false and misleading, which the plaintiffs contend caused an artificial inflation in the price of the Company's common stock. Specifically, the original complaint alleged that the defendants knowingly concealed adverse facts and made false or misleading forward and non-forward looking statements concerning the operating results and financial condition of the Company, the effects of the Company's July 1995 corporate restructuring and changing competitive factors in the Company's industry. The lawsuit, which is purportedly brought on behalf of a class of purchasers of the Company's common stock during the period from July 14, 1995 to January 3, 1996, alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10b-5 thereunder and seeks relief in the form of unspecified compensatory damages, costs and expenses and such other relief as the court deems proper and just. In August 1996, plaintiffs filed an amended complaint adding allegations concerning what plaintiffs claim were wrongful sales and accounting practices by the Company during the class period, but asserting the same causes of action as the original complaint. In October 1996, the Company filed a motion to dismiss the complaint on the grounds that the plaintiffs had not met the pleading requirements of the Private Securities Reform Act of 1995. This motion was denied by the court on February 13, 1997. As a result, the case is now in the discovery phase. The Company has reviewed the allegations in the lawsuit, believes them to be without merit, and intends to defend itself and its officers vigorously. In order to support an adequate defense, the Company has spent and expects to continue to spend substantial sums for legal and expert fees and costs. The cost of defending the litigation and the outcome of the litigation are uncertain and cannot be estimated. If the lawsuit were determined adversely to the Company, the Company could be required to pay a substantial judgment, which could have a material adverse effect on the Company's business, financial condition and results of operations.

     In February 1996, a class action lawsuit, captioned RICHARD ZEID AND SIOM MISRAH ET AL. V. JOHN KIMBERLEY, FRANK M. RICHARDSON, MARK A. ROWLINSON AND FIREFOX COMMUNICATIONS, INC., Case No. C96 20136, was filed in the United States District Court for the Northern District of California, San Francisco Division (transferred to the San Jose Division), naming Firefox and certain of its current and former officers and former directors as defendants. The original complaint alleged that the defendants misrepresented or failed to disclose material facts about Firefox's operations and financial results, which the plaintiffs contend resulted in an artificial inflation in the price of Firefox's common stock. The suit was purportedly brought on behalf of a class of purchasers of Firefox's common stock during the period from August 3, 1995 to January 2, 1996. The complaint alleged claims for violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder and sought relief in the form of unspecified compensatory damages, pre- and post-judgment interest, attorneys' and expert witness fees and such extraordinary, equitable and/or injunctive relief as permitted by law, equity and the federal statutory provisions under which the suit was brought. In June 1996, the District Court entered an order dismissing plaintiffs' complaint. In the order, the court dismissed with prejudice certain of plaintiffs' claims that warnings and disclosures in Firefox's Form 10-Qs were false and misleading, while granting plaintiffs permission to amend their complaint as it concerned certain of plaintiffs' claims that Firefox was responsible for false and misleading analysts reports, Firefox statements and financial statements.

                               FTP SOFTWARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     In July 1996, plaintiffs filed their amended complaint. The amended complaint alleges that defendants misrepresented or failed to disclose material facts about Firefox's operations and financial results which the plaintiffs contend resulted in an artificial inflation of the price of Firefox's common stock. The amended complaint is purportedly brought on behalf of a class of purchasers of Firefox's common stock during the period from July 20, 1995 to January 2, 1996. The amended complaint again alleges claims for violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder and seeks relief in the form of unspecified compensatory damages, pre- and post-judgment interest, attorneys and expert witness fees and such extraordinary, equitable and/or injunctive relief as is permitted by law, equity and the federal statutory provisions under which the suit was brought. Specifically, the amended complaint alleges that defendants knew allegedly material adverse non-public information about Firefox's financial results and business conditions which allegedly was not disclosed, that they improperly directed that certain sales and revenues be recognized and failed to keep adequate reserves and that they participated in drafting, reviewing and/or approving allegedly misleading statements, releases, analysts reports and other public representations, including disclaimers and warnings of and about Firefox. The amended complaint also alleges that John A. Kimberley, then an officer and director of Firefox, and Frank Richardson, a former officer and director of Firefox, are liable as "controlling persons" of Firefox. In September 1996, Firefox filed a motion to dismiss the amended complaint on the grounds that the plaintiffs had not met the pleading requirements of the Private Securities Reform Act of 1995. The motion was heard by the court on December 3, 1996. As of March 26, 1997, the court had not yet issued a ruling on the motion.

     Firefox has reviewed the allegations in the lawsuit, believes them to be without merit, and intends to defend itself and its officers and directors vigorously. In order to support an adequate defense, Firefox has spent and expects to continue to spend substantial sums for legal and expert fees and costs. The cost of defending the litigation and the outcome of the litigation are uncertain and cannot be estimated. If the lawsuit were determined adversely to Firefox, Firefox could be required to pay a substantial judgment, which could have a material adverse effect on the Company's business, financial condition and results of operations.

     Joint Marketing and Development Agreement

     In August 1995, the Company entered into a multi-year joint marketing and development agreement with Open Market, Inc. under which the Company has the right to sell certain server products and to develop the server technology onto future platforms. The Company allocated $3.7 million paid under this agreement to in-process technology and charged it to product development expense in 1995. Under this agreement, the Company has future minimum royalty obligations for 1997, 1998 and 1999.

                               FTP SOFTWARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


J.   SEGMENT INFORMATION:

     The Company is active in only one business segment: designing, developing, marketing and supporting networking and other software products.

     The Company's international export sales can be grouped into the following geographic areas (in thousands):

                                                 YEARS ENDED DECEMBER 31,
                                         --------------------------------------
                                           1996           1995           1994
                                         --------       --------       --------
     Geographic area:
          North and South America
              (other than U.S.)          $  6,142       $  9,789       $  7,033
          Asia Pacific                      8,965          9,601          5,667
          Europe                           27,282         38,075         27,143
          Other                               170          1,693            585
                                          -------        -------        -------
              Total                       $42,559        $59,158        $40,428
                                          =======        =======        =======

     Marketing and development operations outside the United States are conducted through subsidiaries and branches located principally in Europe and the Asia Pacific region. The Company's United States operations accounted for greater than 90% of the Company's revenue, income (loss) from operations and identifiable assets.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information relating to the executive officers of the Company is included in Item 4A of Part I of this Report.

     Information relating to the directors of the Company is incorporated in this Report by reference to the information set forth under "Election of Directors" in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the 1997 Annual Meeting of Stockholders (the "Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION.

     The information set forth under "Executive Compensation" in the Proxy Statement is incorporated in this Report by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information set forth under "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is incorporated in this Report by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information set forth under "Certain Transactions" in the Proxy Statement is incorporated in this Report by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

The following documents are filed as part of this Report:

FINANCIAL STATEMENTS:

Report of Independent Accountants

Consolidated Balance Sheets at December 31, 1996 and 1995

Consolidated Statements of Operations For the Years Ended December 31, 1996, 1995 and 1994

Consolidated Statements of Stockholders' Equity For the Years Ended December 31, 1994, 1995 and 1996

Consolidated Statements of Cash Flows For the Years Ended December 31, 1996, 1995 and 1994

Notes to Consolidated Financial Statements

FINANCIAL STATEMENT SCHEDULES:

Report of Independent Accountants on Financial Statement Schedule

Schedule II -- Valuation and Qualifying Accounts

EXHIBITS:

EXHIBIT NO.    TITLE
-----------    -----

3.1            Restated Articles of Organization of the Company(1)

3.2 Certificate of Designation, Preferences and Rights of Junior Preferred Stock of the Company(1)

3.3            Articles of Amendment to Restated Articles of Organization of the
               Company(4)

3.4            Amended and Restated Bylaws of the Company(1)

4.1            Specimen common stock certificate(1)

4.2 Rights Agreement dated as of December 1, 1995 between the Company and State Street Bank and Trust Company, as Rights Agent (including form of Rights Certificate)(1)

4.3 Amendment to Rights Agreement dated as of November 7, 1996 between the Company and State Street Bank and Trust Company, as Rights Agent(3)

10.1 Indenture of Lease between the Company and North Andover Mills Realty dated November 19, 1991(1)

10.2 Amendment No. 1 to Indenture of Lease between the Company and North Andover Mills Realty dated as of September 1, 1992(1)

10.3 Amendment No. 2 to Indenture of Lease between the Company and North Andover Mills Realty dated as of January 6, 1993(1)

EXHIBIT NO.    TITLE
-----------    -----

10.4 Amendment No. 3 to Indenture of Lease between the Company and North Andover Mills Realty dated as of June 18, 1993(1)

10.5 Amendment No. 4 to Indenture of Lease between the Company and North Andover Mills Realty dated as of September 30, 1993(1)

10.6 Amendment No. 5 to Indenture of Lease between the Company and North Andover Mills Realty Limited Partnership dated August 12, 1995(1)

10.7 Employment Agreement between the Company and David H. Zirkle dated as of July 26, 1996(3)

10.8 Employment Agreement between the Company and David H. Zirkle dated as of March 1, 1993(1)

10.9 Amendment No. 1 to Employment Agreement between the Company and David H. Zirkle dated as of June 14, 1993(1)

10.10 Amendment No. 2 to Employment Agreement between the Company and David H. Zirkle dated as of August 15, 1994(1)

10.11 Amendment No. 3 to Employment Agreement between the Company and David H. Zirkle dated as of February 28, 1995(1)

10.12 Employment Agreement between the Company and Glenn C. Hazard dated as of July 29, 1996(3)

10.13 Employment Agreement between the Company and Susan L. Bostrom dated as of July 23, 1996(3)

10.14 Employment Agreement between the Company and Douglas F. Flood dated as of July 23, 1996(3)

10.15 Employment Agreement between the Company and John H. Keller dated as of July 23, 1996(3)

10.16 Employment Agreement between the Company and John A. Kimberley dated as of the "Effective Date" of the Firefox merger(3)

10.17 Employment Agreement between the Company and Peter R. Simkin dated as of the "Effective Date" of the Firefox merger, together with Amendment No. 1 thereto dated August 24, 1996(3)

10.18          Amendment No. 2 to Employment Agreement between Company and Peter
               R. Simkin dated as of December 15, 1996*

10.19 Employment Agreement between the Company and John J. Warnock, Jr., dated as of July 31, 1996(3)

10.20          FTP Software, Inc. Stock Option Plan(1)

10.21          FTP Software, Inc. 1996 Executive Equity Incentive Plan(3)

10.22          FTP Software, Inc. 1997 Employee Equity Incentive Plan*

10.23 Composite FTP Software, Inc. 1993 Non-Employee Directors' Stock Option Plan incorporating Amendment No. 1 effective as of June 2, 1995 and Amendment No. 2 effective as of August 22, 1996(3)

10.24          FTP Software, Inc. 1994 Executive Compensation Plan(1)

10.25          FTP Software, Inc. 1995 Executive Compensation Plan(1)

EXHIBIT NO.    TITLE
-----------    -----

10.26          FTP Software, Inc. 1995 V-P Sales Plan(1)

10.27 Indenture of Lease between the Company and Andover Mills Realty Limited Partnership dated as of October 1, 1993(1)

10.28 Amendment No. 1 to Indenture of Lease between the Company and Andover Mills Realty Limited Partnership dated as of February 10, 1994(1)

10.29 Amendment No. 2 to Indenture of Lease between the Company and Andover Mills Realty Limited Partnership dated as of June 7, 1995(1)

10.30 Amended and Restated Agreement and Plan of Merger by and among the Company, Firefox Acquisition Corp. and Firefox Communications Inc. dated as of May 21, 1996(2)

11             Weighted Shares Used in Computation of Earnings Per Share*

21             List of subsidiaries*

23             Consent of Coopers & Lybrand L.L.P.*

27             Financial Data Schedule*

99             Cautionary Statements Relevant to Forward-Looking Statements(4)

---------------------
*Filed with this Report.

(1) Included as an exhibit to, and incorporated in this Report by reference to, the Company's Registration Statement on Form S-4 (No. 333-06917) filed with the Securities and Exchange Commission (the "Commission") on June 26, 1996.

(2) Included as Appendix A to, and incorporated in this Report by reference to, the Company's Joint Proxy Statement/Prospectus filed with the Commission on July 1, 1996.

(3) Included as an exhibit to, and incorporated in this Report by reference to, the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 filed with the Commission on November 14, 1996.

(4)  Included as, and incorporated by reference to, Appendix A to this Report.



REPORTS ON FORM 8-K:

None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of March, 1997.

                               FTP SOFTWARE, INC.


                               By: /s/ Glenn C. Hazard
                                   -------------------------------------
                                   Glenn C. Hazard,
                                   President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

        Signature                             Capacity                                Date
        ---------                             --------                                ----
/s/ Glenn C. Hazard            President and Chief Executive Officer               March 28, 1997
-------------------------      and a Director
Glenn C. Hazard                (principal executive officer)



/s/ John F. Geraghty           Vice President, Treasurer and Controller            March 28, 1997
-------------------------      (principal financial and accounting officer)
John F. Geraghty


/s/ John H. Keller             Senior Vice President of Global Engineering         March 28, 1997
-------------------------      and Development and a Director
John H. Keller



/s/ John A. Kimberley          Vice Chairman and a Director                        March 28, 1997
-------------------------
John A. Kimberley



/s/ Vinton G. Cerf             Director                                            March 28, 1997
-------------------------
Vinton G. Cerf



/s/ David D. Clark             Director                                            March 28, 1997
-------------------------
David D. Clark



/s/ F. David Fowler            Director                                            March 28, 1997
-------------------------
F. David Fowler



/s/ Louise A. Mathews          Director                                            March 28, 1997
-------------------------
Louise A. Mathews



/s/ David H. Zirkle            Chairman and a Director                             March 28, 1997
-------------------------
David H. Zirkle



                                   APPENDIX A


                               CAUTIONARY FACTORS

     FROM TIME TO TIME MANAGEMENT OF FTP SOFTWARE, INC. ("FTP" OR THE "COMPANY") HAS MADE, AND MAY IN THE FUTURE MAKE, FORWARD-LOOKING STATEMENTS, BASED ON MANAGEMENT'S THEN-CURRENT EXPECTATIONS, INCLUDING STATEMENTS MADE IN SECURITIES AND EXCHANGE COMMISSION FILINGS, STATEMENTS MADE IN PRESS RELEASES AND ORAL STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. ALL FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS FOR A VARIETY OF REASONS. THESE REASONS INCLUDE, BUT ARE NOT LIMITED TO, COMPETITION, TECHNOLOGICAL AND OTHER MARKET CHANGES AND OTHER FACTORS OUTLINED BELOW AND IN "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" OF THE COMPANY'S REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1996 (THE "FORM 10-K") TO WHICH THIS APPENDIX IS ATTACHED.

     As used in this Appendix, the term the "Company" generally refers to FTP and its subsidiaries, including Firefox Communications Inc. ("Firefox"), which the Company acquired in July 1996.

     Competition. As described under "Item 1. Business" of the Form 10-K, in September 1996 the Company announced its vision for the VIP Network. The Company believes that none of its competitors presently is offering a set of software solutions designed to provide all of the features intended to be provided by the VIP Network when fully implemented. However, the Company believes that the major U.S. computer and communications systems vendors, including Microsoft Corporation ("Microsoft"), Novell, Inc. ("Novell") and Sun Microsystems, Inc. ("Sun"), alone or in conjunction with other software companies, could either design and implement their own versions of the VIP Network concept or design and develop an alternative solution that might achieve the same goals as the VIP Network concept. Such vendors have substantially greater financial, technical, sales, marketing and other resources than the Company, as well as greater name recognition and a larger customer base. The Company also believes that hardware companies, such as Cisco Systems, Inc., could develop competing hardware solutions designed to achieve the goals of the VIP Network. The successful implementation by any such companies of any such solutions could have material adverse effect on the Company's business, results of operations and financial condition.

     The software industry is extremely competitive, and is characterized by evolving industry standards, frequent introduction of new products and product enhancements, and continuous improvement in product reliability, compatibility, memory use and performance. The Company's networking software products compete with major computer and communications systems vendors, including Microsoft, Novell and Sun, as well as smaller networking software companies, such as NetManage, Inc.. Some of the Company's competitors have substantially greater financial, technical, sales, marketing and other resources than the Company, as well as greater name recognition and a larger customer base. In addition, the Company's core product lines are based upon the Transmission Control Protocol/Internet Protocol ("TCP/IP"), an open non-proprietary data communications protocol suite. Several of the Company's competitors have developed proprietary networking applications and certain of such vendors, including Microsoft, provide a TCP/IP protocol suite in their products at little or no additional cost. The introduction of such protocol suites has lengthened the sales cycles of, and has resulted in a decrease in average unit sales prices for and a decrease in unit sales of, certain of the Company's products, which materially adversely affected the Company's results of operations in 1996 and is expected to continue to have this effect in 1997. The Company anticipates that other companies may also enter the market with their own implementations of TCP/IP. The Company is also facing competition from makers of terminal emulation software, such as Attachmate Corporation and Wall Data, Inc. In addition, existing competitors could devote additional resources to the development of TCP/IP or expand their existing TCP/IP product lines. Increased competition from existing or new products could adversely affect demand for the Company's products and has led, and could continue to lead, to increased price competition, longer sales cycles and other concessions, adversely affecting the Company's gross margins and operating results.

     The market for agent, directory services and security software products and technologies is new, intensely competitive, rapidly evolving and subject to rapid technological change. The Company expects competition in this market to persist, intensify and increase in the future. The Company competes with many software companies in these areas, such as Microsoft, Novell and Sun. Many of such competitors have longer operating histories, greater name recognition, larger installed customer bases and significantly greater financial, technical and marketing resources than does the Company. Further, the Company's current products and technologies are being designed around certain standards, and industry acceptance of competing standards could adversely affect demand for the Company's products. For example, Microsoft is proposing an alternative security standard, and widespread adoption of such standard could have a material adverse effect on the Company's business, financial condition and results of operations.

     There can be no assurance that the Company will be able to compete successfully against current or future competitors. Competitive pressures faced by the Company had a material adverse effect on its business, financial condition and results of operations during 1996 and are expected to continue to have such an effect during 1997.

     Rapid Technological and Other Market Changes; Dependence on New Products. The market for networking, agent, directory services and security software products and technologies is subject to rapid changes in technology and customer preferences, such as the recent decline in the use of DOS-based computing systems and the embedding of competing products into new PCs. The Company's growth and future financial performance will depend upon its ability to successfully market its new strategic VIP Network concept and to develop and introduce new products and enhancements of existing products that accommodate the latest technological advances and customer requirements, and also on its ability to increase unit volume sales of its connectivity products and to generate significant product revenues from its new VIP Network products and products currently under development. Any failure to increase revenues from connectivity products or to generate significant revenues from such other products could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the VIP Network concept, new products or product enhancements will be developed or marketed successfully by the Company on a timely basis or at all, that the VIP Network concept and any new product or product enhancements will achieve market acceptance, that other software vendors will not develop and market solutions or products which are superior to the Company's VIP Network solution or products or that any such other solutions or products will not achieve greater market acceptance. In addition, the ability of the Company to develop and market the VIP Network concept and new products and product enhancements is dependent upon its ability to enter into and implement certain strategic alliances as described below under "Strategic Alliances" and to retain qualified employees as described below under "Changes in Personnel." Any failure by the Company to anticipate or respond adequately to changes in technology and customer preferences, to develop and introduce new products or product enhancements in a timely fashion, or to retain qualified employees, could have a material adverse effect on its business, financial condition and results of operations.

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

     Interoperability with Third Party Products and Technologies. Because certain of the Company's products incorporate software and other technologies developed and maintained by third parties, the Company is to a certain extent dependent upon such third parties' ability to enhance their current products, to develop new products that will meet changing customer needs on a timely and cost-effective basis, and to respond to emerging industry standards and other technological changes. There can be no assurance that the Company would be able to replace the functionality provided by the third party technologies currently offered in conjunction with the Company's products if those technologies become unavailable to the Company or obsolete or incompatible with future versions of the Company's products or market standards. The absence of or any significant delay in the replacement of that functionality could have a material adverse effect on the Company's business, financial condition and results of operations. As described below under "Reliance on Strategic Alliances," the Company intends to enter into strategic alliances providing for the joint development of certain VIP Network products, and therefore expects that its products will increasingly include technologies of third parties.

     In connection with the development and enhancement of certain of its products, the Company from time to time receives pre-release access to products of some of the major software companies. There can be no assurance that such third parties will continue to make such pre-release access available on a timely basis or at all, and any discontinuance of or delay in such access could have a material adverse effect on the Company's ability to provide timely enhancements to its products, which could have a material adverse effect on the business, financial condition and results of operations of the Company. Similarly, the Company's ability to provide timely enhancements to its products and, as a consequence, its business, financial condition and results of operations could be materially adversely affected by market developments adverse to such other software companies or their products.

     Reliance on Strategic Alliances. In addition to internal development, the Company expects to implement its new VIP Network strategy in part through strategic alliances with industry partners that have developed products and technologies that are complementary to those of the Company (both for the purpose of incorporating the Company's technologies in the products of third parties and the incorporation of the technologies of third parties, possibly including security and directory services technologies, in certain planned Company products) as well as strategic alliances with industry partners that have developed complementary distribution channels. While the Company is searching for strategic alliance opportunities, there can be no assurance that it will be successful in identifying or developing such alliances or that such alliances will achieve their intended purposes.

     The Company continues to evaluate potential acquisitions and may pursue acquisition candidates if it determines that an acquisition would further its new corporate strategy. Acquisitions involve a number of special risks and factors, including, among other things, the diversion of management's attention, the assimilation of the operations and personnel of the acquired company or business, the incorporation of acquired products into existing product lines, adverse short-term effects on reported operating results, the amortization of acquired intangible assets, the loss of key employees of the acquired company or business and the difficulty of presenting a unified corporate image. No assurance can be given that any acquisition by the Company will or will not occur, that if an acquisition does occur that it will not materially and adversely affect the Company or that any such acquisition will be successful in enhancing its business. If the operations of an acquired company or business do not meet expectations, the Company may be required to restructure the acquired business or write off the value of some or all of the assets of the acquired business.

     Marketing and Distribution Risks. As part of its sales and marketing strategies, the Company intends to continue to exert significant sales and marketing efforts. There can be no assurance that these efforts will be successful. For example, there can be no assurance that the Company will be able to attract or retain qualified sales personnel, that such efforts will result in increased sales of the Company's products, or that such efforts will enable the Company to compete successfully against the larger and better funded sales and marketing organizations of some of its competitors. In addition, the Company is investing significantly in the training of its sales and marketing personnel with respect to its VIP Network strategy and its VIP Network products. The amount of training necessary to enable the Company's employees to successfully market and sell such products could result in a delay of the revenue expected to be derived from the sale of such products.

     The Company and Firefox are in the process of integrating their distribution channels. Firefox has relied significantly on its independent distributors, systems integrators and value-added resellers for certain elements of the marketing and distribution of its products. There can be no assurance that any of Firefox's current distributors, systems integrators or value-added resellers will be retained. In addition, the Company intends to increase its focus in the United States on sales through distributors, value-added resellers, systems integrators and OEMs rather than direct sales. Changes in distribution channels may adversely affect sales of the Company's products and consequently may adversely affect the Company's business, financial condition and results of operations, at least in the near term. Any material increase in sales through indirect channels may have an adverse effect on the Company's operating margins due to the lower per unit revenue realized by the Company on sales through indirect channels if the Company is unable to reduce selling, general and administrative expenses.

     The Company relies significantly on its independent distributors, systems integrators and value-added resellers for certain elements of the marketing and distribution of its products. The agreements in place with these organizations are generally non-exclusive. These organizations are not within the control of the Company, may represent other product lines in addition to those of the Company and are not obligated to purchase products from the Company. There can be no assurance that such organizations will give a high priority to the marketing of the Company's products, and such organizations may give a higher priority to other products, which may include the products of the Company's competitors. Actions of this nature by such organizations could result in a lower sales effort applied to the Company's products and a consequent reduction in the Company's operating results. The Company's results of operations can also be materially adversely affected by changes in the inventory strategies of its resellers, which can occur rapidly and in many cases may not be related to end user demand.

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

     Changes in Personnel. The Company experienced rapid growth during 1995 and early 1996, from approximately 474 employees at January 1, 1995 to approximately 880 employees at April 30, 1996, which placed a significant demand on the Company's management and other resources. Included in such increase were key members of management as well as approximately 150 employees hired in connection with business acquisitions. In early May 1996, in connection with a reorganization of the Company's operations, the Company decided to effect certain cost-cutting measures, including a reduction of approximately 10% in the number of the Company's full-time employees. Since the May reorganization, the number of the Company's employees has decreased further, which the Company believes is primarily attributable to increased competition for qualified personnel in the market, to the decline in the Company's operating results and the trading prices of its Common Stock during 1996 and, to a lesser extent, the integration of Firefox. In connection with the Firefox acquisition in July 1996, the number of the Company's employees increased by approximately 124 persons, and subsequently decreased to approximately 800 persons at December 31, 1996 (approximately 690 persons of such persons are employed in the Company's continuing operations).

     Additionally, management of the Company believes that an expansion of its sales and marketing force during 1995 and early 1996 and the opening and expansion of several offices outside of the United States during the same periods resulted in certain inefficiencies in its sales and marketing organizations. During the fall of 1996, the Company hired a number of experienced management personnel to reorganize the Company's sales and marketing organizations and eliminate such inefficiencies. However, if the Company is unsuccessful in eliminating such inefficiencies, it will not be able to take full advantage of the expansion of its sales and marketing organizations, which may have a material adverse effect on its results of operations.

     Competition for qualified personnel in the software industry is intense and there can be no assurance that the Company will be able to retain a sufficient number of qualified employees. The success of the Company will depend to a significant degree upon its ability to hire and retain qualified personnel and the continued contributions of its key management, marketing, sales, product development and operational personnel. As a result of increasing competition in the software industry for qualified employees, it has become increasingly difficult for the Company to hire qualified new employees and to retain existing employees. If the Company is unable to recruit or retain key technical, sales and other personnel, the Company's business, financial condition and results of operations could be materially adversely affected.

     Declining Average Selling Prices. Until 1995, the market for the Company's products was not characterized by significant price competition; however, as noted above, the Company is facing increasing pricing pressures from competitors. These pressures are likely to continue to increase, led to a decrease in average unit sales prices for certain of the Company's products during 1996, could continue to have this effect on average unit sales prices for the Company's products, and have had and could continue to have a material adverse effect on the Company's results of operations and financial condition.

     International Sales. Sales outside the United States accounted for approximately 42%, 46% and 44% of the Company's total revenues in 1996, 1995 and 1994, respectively. Sales in the United Kingdom accounted for approximately 39% and 40% of Firefox's net revenues in 1995 and 1994, respectively. The Company expects that sales outside the United States will continue to account for a substantial portion of revenue for the foreseeable future. Growth in international sales is expected to be a significant factor in the future success of the Company. The Company's international sales decreased in 1996 primarily as a result of increased competition, longer sales cycles, lower average unit sales prices and, beginning in the second half of 1996, decreased unit sales as described above. There can be no assurance that the Company will be able to maintain or increase international sales of its products or that its international distribution channels will be able to service and support its products adequately.

     Due to the encryption technology contained and to be contained in certain of the Company's current and planned VIP Network products, such products are and will be subject to U.S. export controls, and there can be no assurance that such export controls will not limit the Company's ability to distribute such products outside the United States or that international customers will accept the products that the Company is allowed to export under such controls, which could have a material adverse effect on the Company's business, results of operations and financial condition. See "Government Regulation and Legal Uncertainties" below.

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

     An increase in the value of the U.S. dollar relative to foreign currencies would make the Company's products more expensive and therefore potentially less competitive in those markets. While the Company has historically priced, invoiced and collected international sales primarily in United States dollars, Firefox prices, invoices and collects a substantial portion of its sales in foreign currencies, primarily British pounds sterling, and FTP anticipates that it will transact a proportionately greater number of sales in local currencies as its distribution channels are combined with those of Firefox. Accordingly, the Company anticipates that fluctuations in currency exchange rates could in the future have an adverse effect on its results of operations and financial condition.

     Potential Fluctuations in Operating Results. The Company's operating results have in the past and may in the future fluctuate from period to period as a result of a variety of factors, including, among other things: the purchasing patterns of its customers; the lengthening of sales cycles; competitive pricing pressures; the mix of products sold; customer order deferrals in anticipation of new products or product enhancements; market acceptance and timing of the introductions of new products and product enhancements by the Company and its competitors; variations in sales by product and distribution channel; changes in resellers' inventory practices; the exercise of stock rotation or inventory price protection practices by distributors; the accuracy of resellers' forecasts of customer demands; fluctuations in domestic and foreign economic conditions; and the Company's sales compensation programs, which are based on both quarterly and annual sales levels. In addition, substantially all of the Company's product revenue and profit in each quarter result from orders received in that quarter, and an increasingly large portion of orders are received during the last month of such quarter. If revenue does not meet expectations in any given quarter, operating results may be materially adversely affected. There can be no assurance that the Company will not experience significant fluctuations in operating results in the future. Quarterly sales and operating results generally depend on the volume and timing of and ability to fulfill orders received within the quarter, which are difficult to forecast. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall of demand for the Company's products and services in relation to the Company's expectations would have an immediate adverse impact on the Company's business, financial condition and results of operations. To the extent that expenses precede or are not subsequently followed by increased revenue, the Company's business, financial condition and results of operations will be materially adversely affected. Based on the foregoing, the Company believes that period to period comparisons of results of operations are not necessarily meaningful and should not be relied upon as an indicator of future performance.

     Proprietary Rights. The Company considers its implementations of the TCP/IP protocol, its OnNet Kernel software and PC/TCP Kernel software, to be proprietary and relies primarily on a combination of copyrights, trademarks, trade secret law and contracts to protect such proprietary implementations. However, the basic TCP/IP protocols are non-proprietary and other parties have developed their own versions. See "Competition" above.

     The Company generally enters into confidentiality and/or license agreements with its employees, consultants, distributors, customers and potential customers and limits access to and distribution of its source code and other proprietary information. Despite these precautions, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and, while the Company is unable to determine the extent to which piracy of software exists, software piracy can be expected to be a persistent problem, particularly in some international markets. The laws and enforcement authorities of some foreign countries do not protect the Company's proprietary rights to as great an extent as the laws of the United States, and because of the Company's significant international presence, there can be no assurance that the Company will be able to protect its proprietary rights abroad. Although the Company's implementation of TCP/IP is proprietary, the basic TCP/IP protocols are non-proprietary. Anyone who wishes to use them may do so, without having to pay for the right.

     Although the Company currently has no issued patents, the number of patents granted on software inventions is increasing. Consequently, there is a growing risk of third parties asserting patent claims against the Company. As of March 26, 1997, the Company had not received any notice from a third party alleging any material patent infringement. However, in the future, the Company may receive communications from third parties asserting that the Company's products infringe, or may infringe, the patents or other proprietary rights of such third parties, or seeking indemnification against such infringement, or asserting that the Company must obtain a license from such third parties. Such communications, and any resulting litigation, could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, financial condition and results of operations. If any claims or actions were to be asserted against the Company and the Company were required to seek a license of a third party's intellectual property, there can be no assurance that the Company would be able to acquire such a license on reasonable terms or at all, and no prediction can be made about the effect that such license might have on the Company's business, financial condition or results of operations. Should litigation with respect to any such claim commence, such litigation could be extremely expensive and time consuming and could materially adversely affect the Company's business, financial condition and results of operations regardless of the outcome of the litigation.

     Government Regulation and Legal Uncertainties. The Company is not currently subject to direct regulation by any government agency, other than regulations applicable to business generally, and (with the exception of regulations controlling the export and import of encryption technology referred to below) there are currently few laws or regulations directly applicable to access to or commerce on the Internet. However, due to the increasing popularity and use of the Internet, it is possible that various laws and regulations may be adopted with respect to the Internet, covering issues such as user privacy, pricing and characteristics and quality of products and services. For example, the relatively new Communications Decency Act prohibits distribution of obscene, lascivious or indecent communications on the Internet. The adoption of any such laws or regulations may decrease the growth of the Internet, which could in turn decrease the demand for certain of the Company's products and increase the Company's cost of doing business or otherwise have an adverse effect on the Company's business, financial condition and results of operations. Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, libel and personal privacy is uncertain.

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

     Legal Proceedings Against FTP and Firefox. See "Item 3. Legal Proceedings" of the Form 10-K for a description of certain legal proceedings against FTP and Firefox which could materially adversely affect the Company's future business, operations and financial condition.

                      REPORT OF INDEPENDENT ACCOUNTANTS


     Our report on the consolidated financial statements of FTP Software, Inc. has been included in this Annual Report on Form 10-K for the year ended December 31, 1996. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in Item 14 of this Form 10-K.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                                                 /s/ Coopers & Lybrand L.L.P.

Boston, Massachusetts
February 3, 1997

                               FTP SOFTWARE, INC.

                           SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS



                                         BALANCE AT       CHARGED TO      CHARGED TO                        BALANCE AT
                                        BEGINNING OF      COSTS AND          OTHER                            END OF
             DESCRIPTION                   PERIOD          EXPENSES        ACCOUNTS       DEDUCTIONS          PERIOD
----------------------------------      ------------      ----------      ----------      ----------        ----------
Year ended December 31, 1996
   Allowance for doubtful accounts       $1,600,000         $702,708          --         $(1,002,708)        $1,300,000

Year ended December 30, 1995
   Allowance for doubtful accounts       $1,000,000         $666,182          --          $  (66,182)       $1,600,000

Year ended December 31, 1994
   Allowance for doubtful accounts       $  600,000         $608,475          --          $ (208,475)       $1,000,000


                                  EXHIBIT INDEX
                                  -------------



EXHIBIT NO.    TITLE
-----------    -----

3.1            Restated Articles of Organization of the Company(1)

3.2 Certificate of Designation, Preferences and Rights of Junior Preferred Stock of the Company(1)

3.3            Articles of Amendment to Restated Articles of Organization of the
               Company(4)

3.4            Amended and Restated Bylaws of the Company(1)

4.1            Specimen common stock certificate(1)

4.2 Rights Agreement dated as of December 1, 1995 between the Company and State Street Bank and Trust Company, as Rights Agent (including form of Rights Certificate)(1)

4.3 Amendment to Rights Agreement dated as of November 7, 1996 between the Company and State Street Bank and Trust Company, as Rights Agent(3)

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

10.7 Employment Agreement between the Company and David H. Zirkle dated as of July 26, 1996(3)

10.8 Employment Agreement between the Company and David H. Zirkle dated as of March 1, 1993(1)

10.9 Amendment No. 1 to Employment Agreement between the Company and David H. Zirkle dated as of June 14, 1993(1)

10.10 Amendment No. 2 to Employment Agreement between the Company and David H. Zirkle dated as of August 15, 1994(1)

10.11 Amendment No. 3 to Employment Agreement between the Company and David H. Zirkle dated as of February 28, 1995(1)

10.12 Employment Agreement between the Company and Glenn C. Hazard dated as of July 29, 1996(3)

10.13 Employment Agreement between the Company and Susan L. Bostrom dated as of July 23, 1996(3)

EXHIBIT NO.    TITLE
-----------    -----

10.14 Employment Agreement between the Company and Douglas F. Flood dated as of July 23, 1996(3)

10.15 Employment Agreement between the Company and John H. Keller dated as of July 23, 1996(3)

10.16 Employment Agreement between the Company and John A. Kimberley dated as of the "Effective Date" of the Firefox merger(3)

10.17 Employment Agreement between the Company and Peter R. Simkin dated as of the "Effective Date" of the Firefox merger, together with Amendment No. 1 thereto dated August 24, 1996(3)

10.18          Amendment No. 2 to Employment Agreement between Company and Peter
               R. Simkin dated as of December 15, 1996*

10.19 Employment Agreement between the Company and John J. Warnock, Jr., dated as of July 31, 1996(3)

10.20          FTP Software, Inc. Stock Option Plan(1)

10.21          FTP Software, Inc. 1996 Executive Equity Incentive Plan(3)

10.22          FTP Software, Inc. 1997 Employee Equity Incentive Plan*

10.23 Composite FTP Software, Inc. 1993 Non-Employee Directors' Stock Option Plan incorporating Amendment No. 1 effective as of June 2, 1995 and Amendment No. 2 effective as of August 22, 1996(3)

10.24          FTP Software, Inc. 1994 Executive Compensation Plan(1)

10.25          FTP Software, Inc. 1995 Executive Compensation Plan(1)

10.26          FTP Software, Inc. 1995 V-P Sales Plan(1)

10.27 Indenture of Lease between the Company and Andover Mills Realty Limited Partnership dated as of October 1, 1993(1)

10.28 Amendment No. 1 to Indenture of Lease between the Company and Andover Mills Realty Limited Partnership dated as of February 10, 1994(1)

10.29 Amendment No. 2 to Indenture of Lease between the Company and Andover Mills Realty Limited Partnership dated as of June 7, 1995(1)

10.30 Amended and Restated Agreement and Plan of Merger by and among the Company, Firefox Acquisition Corp. and Firefox Communications Inc. dated as of May 21, 1996(2)

11             Weighted Shares Used in Computation of Earnings Per Share*

21             List of subsidiaries*

23             Consent of Coopers & Lybrand L.L.P.*

27             Financial Data Schedule*

99             Cautionary Statements Relevant to Forward-Looking Statements(4)

---------------------
*Filed with this Report.

(1) Included as an exhibit to, and incorporated in this Report by reference to, the Company's Registration Statement on Form S-4 (No. 333-06917) filed with the Securities and Exchange Commission (the "Commission") on June 26, 1996.

(2) Included as Appendix A to, and incorporated in this Report by reference to, the Company's Joint Proxy Statement/Prospectus filed with the Commission on July 1, 1996.

(3) Included as an exhibit to, and incorporated in this Report by reference to, the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 filed with the Commission on November 14, 1996.

(4)  Included as, and incorporated by reference to, Appendix A to this Report.