Form 10-Q
period 1997-03-31
FTP SOFTWARE INC
filed 1997-05-14
CIK 912548

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share                     33,877,671
--------------------------------------          --------------------------------
            Class                                 Outstanding at May 12, 1997

                               FTP SOFTWARE, INC.

                                TABLE OF CONTENTS




PART I.        FINANCIAL INFORMATION                                      PAGE

Item 1.        Consolidated Financial Statements

               Consolidated Balance Sheets at March 31, 1997
               and December 31, 1996 (unaudited)                            3

               Consolidated Statements of Operations for the three
               months ended March 31, 1997 and 1996 (unaudited)             4

               Consolidated Statements of Cash Flows for the three
               months ended March 31, 1997 and 1996 (unaudited)             5

               Notes to Interim Consolidated Financial Statements           6

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                          9


PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings                                           16

Item 5.        Other Information                                           16

Item 6.        Exhibits and Reports on Form 8-K                            16

               Signature                                                   19

                               FTP SOFTWARE, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                               MARCH 31,     DECEMBER 31,
                                                                  1997           1996
                                                               ---------     ------------
ASSETS
Current assets:
    Cash and cash equivalents                                  $  15,725      $  22,036
    Short-term investments                                        25,259         29,026
    Accounts receivable, net of allowance for doubtful
        accounts of $1,300 for 1997 and 1996                      14,503         16,586
    Prepaid expenses and other current assets                      4,998          4,430
    Income taxes                                                   4,395          4,197
    Net assets of discontinued operations                          5,222          5,263
                                                               ---------      ---------
        Total current assets                                      70,102         81,538
Property and equipment, net                                       19,640         20,734
Purchased software, net                                            5,959          6,962
Investments                                                       51,011         47,971
Other assets                                                         725            830
                                                               ---------      ---------
            Total assets                                       $ 147,437      $ 158,035
                                                               =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses                         13,783         12,446
    Accrued employee compensation and benefits                     5,081          4,000
    Current portion of long-term obligations                          14            191
    Deferred revenue                                               9,683         10,058
                                                               ---------      ---------
        Total current liabilities                                 28,561         26,695
Long-term obligations                                                 --             63
                                                               ---------      ---------
            Total liabilities                                     28,561         26,758
                                                               ---------      ---------
Stockholders' equity:
    Preferred stock, $.01 par value; authorized
        5,000,000 shares; none issued and outstanding                 --             --
    Common stock, $.01 par value; authorized 100,000,000
        shares; issued and outstanding 33,801,769 and
        33,646,203 in 1997 and 1996, respectively                    338            336
    Additional paid-in capital                                   136,426        136,151
    Accumulated deficit                                          (16,461)        (5,447)
    Equity adjustments                                            (1,427)           237
                                                               ---------      ---------
            Total stockholders' equity                           118,876        131,277
                                                               ---------      ---------
                Total liabilities and stockholders' equity     $ 147,437      $ 158,035
                                                               =========      =========





   The accompanying notes are an integral part of these financial statements.

                               FTP SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                   THREE MONTHS ENDED MARCH 31,
                                                       1997            1996
                                                    ---------        --------
Revenue:
    Product revenue                                 $ 16,826         $ 22,922
    Service revenue                                    4,529            3,910
                                                    --------         --------
        Total revenue                                 21,355           26,832
                                                    --------         --------

Cost of revenue:
    Product cost                                       2,987            1,037
    Service cost                                       2,894            2,364
                                                    --------         --------
        Total cost of revenue                          5,881            3,401
                                                    --------         --------

Gross margin                                          15,474           23,431
                                                    --------         --------

Operating expenses:
    Sales and marketing                               14,281           10,247
    Product development                                7,857            6,548
    General and administrative                         4,335            4,124
                                                    --------         --------
        Total operating expenses                      26,473           20,919
                                                    --------         --------

Income (loss) from continuing operations             (10,999)           2,512

Investment and other income, net                         635            1,029
                                                    --------         --------

Income (loss) from continuing operations
    before income taxes                              (10,364)           3,541

Provision for income taxes                               650            1,310
                                                    --------         --------

Net income (loss) from continuing operations         (11,014)           2,231

Operating loss from discontinued operations,
    net of income tax benefits                            --          (10,673)
                                                    --------         --------

Net loss                                            $(11,014)        $ (8,442)
                                                    ========         ========

Net income (loss) per share:
    Continuing operations                           $   (.33)        $    .08
    Discontinued operations                               --             (.39)
                                                    --------         --------
                                                    $   (.33)        $   (.31)
                                                    ========         ========
Weighted average common and common
    equivalent shares outstanding                     33,688           26,939
                                                    ========         ========


   The accompanying notes are an integral part of these financial statements.

                               FTP SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS, UNAUDITED)


                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                                     1997              1996
                                                                                   ---------         -------
Cash flows from operating activities:
    Net income (loss) from continuing operations                                   $(11,014)        $  2,231
    Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used for) operating activities:
        Depreciation and amortization                                                 2,945            1,908
        Loss on disposition of property and equipment                                   593               --
        Amortization of discounts and premiums on investments                           (31)              70
        Changes in operating assets and liabilities:
            Accounts receivable                                                       2,083            8,763
            Prepaid expenses and other current assets                                  (568)          (1,980)
            Income taxes                                                                240           (5,679)
            Other assets                                                                113             (354)
            Accounts payable and accrued expenses                                     1,337            2,799
            Accrued employee compensation and benefits                                1,081             (988)
            Deferred revenue                                                           (375)            (685)
                                                                                   --------         --------
                Net cash provided by used for continuing operations                  (3,596)           6,085
                Net cash provided by discontinued operations                             41            1,544
                                                                                   --------         --------
                    Net cash by (used for) operating activities                      (3,555)           7,629
                                                                                   --------         --------

Cash flows from investing activities:
    Capital expenditures                                                             (1,223)          (3,261)
    Purchase of investments                                                         (15,167)          (6,001)
    Maturities of investments                                                        13,580           20,057
                                                                                   --------         --------
        Net cash provided by (used for) continuing operations                        (2,810)          10,795
        Net cash used for discontinued operations                                        --          (17,852)
                                                                                   --------         --------
            Net cash used for investing activities                                   (2,810)          (7,057)
                                                                                   --------         --------

Cash flows from financing activities:
    Proceeds from issuance of common stock                                              277              756
    Principal payments on long-term obligations                                        (240)            (235)
                                                                                   --------         --------
        Net cash provided by financing activities                                        37              521
                                                                                   --------         --------

Effect of exchange rate changes on cash                                                  17              (23)
                                                                                   --------         --------
Net increase (decrease) in cash and cash equivalents                                 (6,311)           1,070
Cash and cash equivalents, beginning of period                                       22,036           30,237
                                                                                   --------         --------
Cash and cash equivalents, end of period                                           $ 15,725         $ 31,307
                                                                                   ========         ========



   The accompanying notes are an integral part of these financial statements.

                               FTP SOFTWARE, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.       INTERIM FINANCIAL DATA

         The accompanying unaudited consolidated financial statements have been prepared by FTP Software, Inc. (the "Company") in accordance with generally accepted accounting principles. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the audited consolidated financial statements and notes related thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

         The results of the three-month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full fiscal year. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.       DISCONTINUED OPERATIONS AND RECLASSIFICATIONS

         The accompanying consolidated financial statements have been restated to report separately in all periods presented the net assets and operating results of discontinued operations. Prior year operating results have been restated to reflect continuing operations. Net assets of discontinued operations consist primarily of purchased software and fixed assets less accounts payable and accrued expenses. Summary operating results for the discontinued operations (which include charges of approximately $11.9 million for certain acquired in-process technology in the three-month period ended March 31, 1996) are as follows (in thousands):

                                                         THREE MONTHS ENDED
                                                            MARCH 31, 1996
                                                         ------------------
          Revenue                                             $  2,172
          Gross margin                                             347
          Operating loss before income taxes                   (16,941)
          Net loss                                             (10,673)

         In addition, certain prior year amounts have been reclassified to conform to the current year's presentation.

3.       LEGAL PROCEEDINGS

         In March 1996, a class action lawsuit was filed in the United States District Court for the District of Massachusetts, naming the Company and certain of its current and former officers as defendants. The lawsuit, captioned LAWRENCE M. GREEBEL V. FTP SOFTWARE, INC. ET AL., Civil Action No. 96-10544, alleges that the defendants publicly issued false and misleading statements and omitted to disclose material facts

                               FTP SOFTWARE, INC.
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


necessary to make such statements not false and misleading, which the plaintiffs contend caused an artificial inflation in the price of the Company's common stock. Specifically, the original complaint alleged that the defendants knowingly concealed adverse facts and made false or misleading forward and non-forward looking statements concerning the operating results and financial condition of the Company, the effects of the Company's July 1995 corporate restructuring and changing competitive factors in the Company's industry. The lawsuit, which is purportedly brought on behalf of a class of purchasers of the Company's common stock during the period from July 14, 1995 to January 3, 1996, alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10b-5 thereunder and seeks relief in the form of unspecified compensatory damages, costs and expenses and such other relief as the court deems proper and just. In August 1996, plaintiffs filed an amended complaint adding allegations concerning what plaintiffs claim were wrongful sales and accounting practices by the Company during the class period, but asserting the same causes of action as the original complaint. In October 1996, the Company filed a motion to dismiss the complaint on the grounds that the plaintiffs had not met the pleading requirements of the Private Securities Litigation Reform Act of 1995. The motion was denied by the court on February 13, 1997. As a result, the case is now in the discovery phase.

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

         In February 1996, a class action lawsuit, captioned RICHARD ZEID AND SIOM MISRAH ET AL. V. JOHN KIMBERLEY, FRANK M. RICHARDSON, MARK A. ROWLINSON AND FIREFOX COMMUNICATIONS, INC., Case No. C96 20136, was filed in the United States District Court for the Northern District of California, San Francisco Division (transferred to the San Jose Division), naming Firefox and certain of its current and former officers and former directors as defendants. The original complaint alleged that the defendants misrepresented or failed to disclose material facts about Firefox's operations and financial results, which the plaintiffs contended resulted in an artificial inflation in the price of Firefox's common stock. The suit was purportedly brought on behalf of a class of purchasers of Firefox's common stock during the period from August 3, 1995 to January 2, 1996. The complaint alleged claims for violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder and sought relief in the form of unspecified compensatory damages, pre- and post-judgment interest, attorneys' and expert witness fees and such extraordinary, equitable and/or injunctive relief as permitted by law, equity and the federal statutory provisions under which the suit was brought. In June 1996, the District Court entered an order dismissing plaintiffs' complaint. In the order, the court dismissed with prejudice certain of plaintiffs' claims that warnings and disclosures in Firefox's Form 10-Qs were false and misleading, while granting plaintiffs permission to amend their complaint as it concerned certain of plaintiffs' claims that Firefox was responsible for false and misleading analysts reports, Firefox statements and financial statements.

                               FTP SOFTWARE, INC.
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)



         In July 1996, plaintiffs filed their amended complaint. The amended complaint alleged that defendants misrepresented or failed to disclose material facts about Firefox's operations and financial results which the plaintiffs contended resulted in an artificial inflation of the price of Firefox's common stock. The amended complaint was purportedly brought on behalf of a class of purchasers of Firefox's common stock during the period from July 20, 1995 to January 2, 1996. The amended complaint again alleged claims for violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder and sought relief in the form described above. Specifically, the amended complaint alleged that defendants knew allegedly material adverse non-public information about Firefox's financial results and business conditions which allegedly was not disclosed, that they improperly directed that certain sales and revenues be recognized and failed to keep adequate reserves and that they participated in drafting, reviewing and/or approving allegedly misleading statements, releases, analysts reports and other public representations, including disclaimers and warnings of and about Firefox. The amended complaint also alleged that John A. Kimberley, then an officer and director of Firefox, and Frank Richardson, a former officer and director of Firefox, were liable as "controlling persons" of Firefox. In September 1996, Firefox filed a motion to dismiss the amended complaint on the grounds that the plaintiffs had not met the pleading requirements of the Private Securities Litigation Reform Act of 1995. The motion was heard by the court on December 3, 1996, and on May 8, 1997, the court dismissed the amended complaint on such grounds, without leave to amend. Plaintiffs have the right to appeal the dismissal within 30 days of judgment being entered on the court's docket, which is expected to occur during mid-May.

         As noted in prior reports, Firefox believes the allegations in the lawsuit to be without merit, and has spent substantial sums for legal and expert fees and costs in defending the lawsuit. If plaintiffs appeal the dismissal of the lawsuit, Firefox intends to continue to vigorously defend the lawsuit and may expend significant additional sums in such defense.

4.       EARNINGS PER SHARE

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which is effective for fiscal years ending after December 15, 1997, including interim periods, and requires the presentation of basic and diluted earnings per share ("EPS"). Basic EPS, which replaces primary EPS, excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS under the existing rules. This Statement requires restatement of all prior period EPS amounts presented after the effective date.

         During the three-month periods ended March 31, 1997 and 1996, adoption of the provisions of SFAS No. 128 will have no impact on reported EPS for such periods, as the effect of common stock equivalents would be anti-dilutive during such periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         The following discussion and analysis provides information that management of FTP Software, Inc. ("FTP" or the "Company") believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. This discussion should be read in conjunction with the Company's unaudited consolidated financial statements and the related notes included above.

         FORWARD-LOOKING STATEMENTS IN THIS SECTION AND ELSEWHERE IN THIS REPORT ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. ALL FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS REPORT FOR A VARIETY OF REASONS. THESE REASONS INCLUDE, BUT ARE NOT LIMITED TO, COMPETITION, COMPETITIVE PRICING PRESSURES, TECHNOLOGICAL AND OTHER MARKET CHANGES, DEPENDENCE ON NEW PRODUCTS AND STRATEGIC ALLIANCES, DISTRIBUTION RISKS, CHANGES IN PERSONNEL AND OTHER RISKS THAT ARE OUTLINED BELOW AND IN EXHIBIT 99, "CAUTIONARY FACTORS RELEVANT TO FORWARD-LOOKING STATEMENTS," TO THIS REPORT.

         In September 1996, the Company announced its vision for the VIP Network(TM), a software architecture concept designed to enable organizations to secure, manage and transparently extend their networks beyond traditional boundaries, intranets and the Internet. The VIP Network is intended to allow an organization to support mobile personal computer users and remote sites, to build virtual collaborative workgroups within and across the organization and to facilitate electronic commerce by building federated networks between and among the organization and its customers, suppliers and other business partners. The Company's current and planned VIP Network products will function as important components of an enterprise's overall VIP Network solution and generally fall into three categories: client networking products; server networking products; and agent applications.

         As part of its announcement in September 1996 of its new strategic vision and as a result of its determination to focus on the client-server, agent, security and directory services products and technologies necessary to implement that strategy, the Company announced a formal plan to spin off, through the sale to third parties, its collaborative lines of business and to discontinue other selected product lines. Accordingly, these operations are treated as discontinued operations in the accompanying financial statements. As described in the notes to such financial statements, such financial statements have been restated to report separately in all periods presented the net assets and operating results of the discontinued operations. Except as otherwise indicated below, the following discussion of the Company's results of operations relates to continuing operations.

         Looking forward, the Company intends to continue to make substantial investments in its business (including through internal and joint third party development activities, royalty agreements and acquisitions) over the foreseeable future, through the use of the Company's internal cash resources, the issuance of shares of its common stock or other securities, or a combination thereof. There can be no assurance, however, that the capital resources necessary in order to fund such investments will be available or that, if available, such resources will be on terms acceptable to the Company.

RESULTS OF CONTINUING OPERATIONS

         TOTAL REVENUE

         Total revenue consists of product revenue and service revenue. Product revenue includes revenue from product sales and royalties from certain OEM customers. Service revenue includes revenue from maintenance, consulting and training contracts and is recognized ratably over the length of the contract periods.

         Total revenue decreased to approximately $21.4 million for the first quarter of 1997 from approximately $26.8 million for the first quarter of 1996. Product revenue decreased to approximately $16.8 million for the first quarter of 1997 from approximately $22.9 million for the first quarter of 1996. Service revenue increased to approximately $4.5 million for the first quarter of 1997 from approximately $3.9 million for the first quarter of 1996. As a percentage of total revenue, product revenue decreased to approximately 79% for the first quarter of 1997 from approximately 85% for the first quarter of 1996 while service revenue increased to approximately 21% for the first quarter of 1997 from approximately 15% for the first quarter of 1996.

         PRODUCT REVENUE. Product revenue decreased in the first quarter of 1997 compared to the first quarter of 1996 primarily as a result of decreases both in average unit sales prices and in unit sales for certain of the Company's products over such periods, which the Company believes were primarily attributable to the increase in lower-priced or no cost products introduced by certain of the Company's competitors and, to a lesser extent, the decrease in customer demand for DOS-based products that occurred during 1996. See also "-- Factors Affecting Revenue" below. Product revenue for the first quarter of 1997 was lower than expected by the Company due in significant part to lower than expected sales of the Company's gateway and server products, which the Company believes is primarily attributable both to difficulties in the integration of the organizations of the Company and Firefox Communications Inc. ("Firefox"), which the Company acquired in July 1996, and to increased competition in the server market.

         SERVICE REVENUE. The dollar increase in service revenue in 1997 compared to 1996 was primarily attributable to growth over such periods in FTP's installed product base from which such revenues are obtained.

         INTERNATIONAL REVENUE. International sales consist of export sales, primarily to customers in Europe, Asia Pacific, Canada and Latin America. International sales of approximately $9.5 million and $12.9 million accounted for approximately 44% and 48% of the Company's total revenue for the first quarter of 1997 and 1996, respectively. The decrease in the first quarter of 1997 compared to the first quarter of 1996 was attributable in substantial part to a decrease in sales to customers in the Asia Pacific region, which decrease is primarily attributable both to the factors that resulted in the decrease in product revenue described above under "--Product Revenue" as well as to a delay in the localization of certain of the Company's products.

         Historically, FTP has priced, invoiced and collected international sales primarily in United States dollars. However, Firefox has historically priced, invoiced and collected a substantial portion of its sales in foreign currencies, primarily British pounds sterling. FTP and Firefox are in the process of combining their distribution channels. To date, currency fluctuations have not had a material effect on the Company's results of operations and financial condition.

         FACTORS AFFECTING REVENUE. As indicated above, since 1995, the Company has experienced a decrease in average unit sales prices and a decrease in unit sales for certain of the Company's products as well as, during 1996, longer product sales cycles, all of which the Company believes are primarily attributable to increased competition as well as to technological changes in the market. Looking forward, FTP anticipates that some or all of these trends will continue, and believes that the Company's future is substantially dependent on the successful implementation of its new VIP Network strategy. This in turn depends on the ability of the Company (i) to successfully market the VIP Network concept, (ii) to enter into and implement strategic alliances that will enable the Company both to expand its distribution channels and to develop the additional products and technologies necessary to fully implement the VIP Network concept (through both the incorporation of the Company's technologies in the products of third parties and the incorporation of the technologies of third parties, possibly including security and directory services technologies, in certain planned VIP Network products) and (iii) to successfully develop and timely release the additional VIP Network products necessary to fully implement the VIP Network concept. If the Company is unsuccessful in any such regard, the Company believes that the trends described above will continue to have a material adverse effect on the Company's business, results of operations and financial condition. Even if the Company is successful in implementing its new corporate strategy, there can be no assurance that it will result in a material improvement in the Company's business, results of operations or financial condition. In addition, the Company is investing significantly in the training of its sales and marketing personnel with respect to the VIP Network strategy and the Company's VIP Network products. The amount of training necessary to enable the Company's employees to successfully market and sell such products could result in a delay of the revenue expected to be derived from the sale of such products.

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

         The Company believes that wide fluctuations in the number of personnel during 1996 also may have contributed to the decline in the Company's operating results for the first quarter of 1997. The number of the Company's full-time employees increased from approximately 740 at January 1, 1996 to approximately 880 at April 30, 1996. The number of the Company's employees subsequently decreased by approximately 10% as a result of the Company's May 1996 workforce reduction, then increased by approximately 125 as a result of the Firefox acquisition, then decreased to approximately 800 at December 31, 1996. While the number of the Company's employees remained at approximately 800 at March 31, 1997, such number reflects the hiring of approximately 55 new employees. The Company believes that the loss of personnel during the latter half of 1996 and the first quarter of 1997 is attributable to increased competition for qualified personnel in the industry, the decline in the Company's financial results and the trading prices of its common stock during 1996 and, to a lesser extent, the integration of Firefox. FTP's ability to maintain or increase revenue will also depend upon its ability to hire, train and retain qualified personnel.

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

         Finally, the acquisitions completed by the Company during 1996, particularly the acquisition of Firefox, required the attention and dedication of management and other resources throughout the year, which caused a disruption of the business activities of the Company and, in the case of the Firefox acquisition, the business activities of Firefox, as well as a loss of momentum in the business of Firefox, which the Company believes also adversely affected its results of operations for the first quarter of 1997.

         As indicated above, the Company and Firefox are in the process of integrating their distribution channels. Firefox has relied significantly on its independent distributors, systems integrators and value-added resellers for certain elements of the marketing and distribution of its products. There can be no assurance that any of Firefox's current distributors, systems integrators or value-added resellers will be retained. In addition, the Company intends to increase its focus in the United States on sales through distributors, value-added resellers, systems integrators and OEMs rather than direct sales. Changes in distribution channels may adversely affect sales of the Company's products and consequently may adversely affect the Company's business, financial condition and results of operations, at least in the near term. Any material increase in sales through indirect channels may have an adverse effect on the Company's operating margins due to the lower per unit revenue realized by the Company on sales through indirect channels if the Company is unable to reduce selling, general and administrative expenses.

         During the second quarter of 1997, the Company implemented two changes to its customer support and service programs that may affect both product and service revenue for future periods. First, the Company modified its customer support program to separately provide and invoice for customer support and customer product updates. Second, the Company opened a service and support center in Europe. While these changes are intended to increase revenue, there can be no assurance that this will be the case or that such changes will not have a material adverse effect on the Company's revenue if customers react negatively to these changes.

         See "-- Liquidity and Capital Resources" below for a description of certain legal proceedings and Exhibit 99, "Cautionary Factors Relevant to Forward-Looking Statements," for additional discussion of the factors described above and other factors which may affect the Company's business, financial condition and results of operations.

         GROSS MARGIN

         Product gross margin as a percentage of product revenue was approximately 82% and 95% in the first quarter of 1997 and 1996, respectively. This decrease resulted primarily from an increase in costs associated with the amortization of technologies licensed or purchased in 1996 and the decrease in total revenue described under "-- Total Revenue" above. Amortization expense was approximately $1.1 million and $0.5 million in the first quarter of 1997 and 1996, respectively.

         Service gross margin as a percentage of service revenue was approximately 36% and 40% in the first quarter of 1997 and 1996, respectively. This decrease resulted primarily from increased costs associated with the Company's formation during the summer of 1996 of its new professional services department.

         The gross margins reported above are not necessarily indicative of gross margin for future periods, which may vary significantly depending on, among other things, changes in product mix resulting from the Company's new corporate strategy, price competition, technological changes, cost changes and changes in product distribution channels.

         SALES AND MARKETING

         Sales and marketing expenses increased to approximately $14.3 million in the first quarter of 1997 from approximately $10.2 million in the first quarter of 1996. Such expenses as a percentage of total revenue were approximately 67% and 38% in the first quarter of 1997 and 1996, respectively. The dollar increase in the first quarter of 1997 compared to the first quarter of 1996 was primarily the result of (i) an increase in compensation expenses resulting from a general increase in the compensation levels of sales and marketing employees over such periods and (ii) increases in the levels of advertising, trade show and international marketing activities over such periods. The percentage increase over these periods was due to both the dollar increase in such expenses described above and the dollar decrease in total revenue described under "-- Total Revenue" above.

         FTP expects to incur sales and marketing expenses during 1997 at or above 1996 levels, primarily for the implementation of its new corporate strategy, continued domestic and international sales and marketing activities and the integration of FTP's and Firefox's distribution channels and international offices.

         PRODUCT DEVELOPMENT

         Product development expenses increased to approximately $7.9 million in the first quarter of 1997 from approximately $6.5 million in the first quarter of 1996. Such expenses as a percentage of total revenue were approximately 37% and 24% in the first quarter of 1997 and 1996, respectively. The dollar increase in the first quarter of 1997 compared to the first quarter of 1996 was primarily due to an increase in compensation expenses related to an increase in development personnel during the first quarter of 1997 compared to the first quarter of 1996 (resulting primarily from the Firefox acquisition). The percentage increase over these periods was due to both the dollar increase in such expenses described above and the decrease in total revenue described under "-- Total Revenue" above.

         FTP expects product development expenses to increase in 1997 from 1996 levels as the Company continues to develop the products and technologies necessary to implement its VIP Network strategy and as a result of the increase in the number of development personnel that resulted from the Firefox acquisition.

         GENERAL AND ADMINISTRATIVE

         General and administrative expenses increased to approximately $4.3 million in the first quarter of 1997 from approximately $4.1 million in the first quarter of 1996. Such expenses as a percentage of total revenue were approximately 20% and 15% of total revenue in the first quarter of 1997 and 1996, respectively. The percentage increase over this period was primarily due to the decrease in total revenue described under "-- Total Revenue" above.

         INCOME (LOSS) FROM CONTINUING OPERATIONS

         In the first quarter of 1997, the Company experienced a loss from continuing operations of approximately $11.0 million, representing approximately 52% of total revenue for the first quarter of 1997. In the first quarter of 1996, the Company had income from continuing operations of approximately $2.5 million, representing approximately 9% of total revenue for the first quarter of 1996. The decrease in the first quarter of 1997 compared to the first quarter of 1996 was primarily due to the decrease in total revenue over such periods described under "-- Total Revenue" above, as well as to the increases in sales and marketing and product development expenses described above.

         INVESTMENT AND OTHER INCOME, NET

         Investment and other income, net decreased to approximately $0.6 million in the first quarter of 1997 from approximately $1.0 million in the first quarter of 1996. This decrease was primarily due to the write-off during the first quarter of 1997 of approximately $0.6 million in office equipment and leasehold improvements in connection with the subleasing by the Company of excess space at certain of its offices. The Company invests excess cash in high grade municipal bonds, U.S. government treasury obligations, high grade corporate obligations and equity investments.

         PROVISION FOR INCOME TAXES

         The provision for income taxes was approximately $0.7 million in the first quarter of 1997 compared to approximately $1.3 million in the first quarter of 1996, which represents certain foreign and state tax obligations where the Company cannot use net operating losses. The Company's effective tax rate for the first quarter of 1997 and 1996 was 6.3% and 37.0%, respectively. Due to the uncertainty as to when the deferred tax assets may be realized, the Company has recorded a valuation allowance for all tax assets in excess of amounts available to be recovered pursuant to tax loss carrybacks.

         DISCONTINUED OPERATIONS

         As noted above, in September 1996, the Company announced a formal plan to spin off, through the sale to third parties, its collaborative lines of business and to discontinue other selected product lines. Accordingly, these operations are treated as discontinued operations in the accompanying financial statements. As described in the notes to the accompanying financial statements, such financial statements have been restated to report separately in all periods presented the net assets and operating results of the discontinued operations. Net assets of discontinued operations consist primarily of purchased software and fixed assets less accounts payable and accrued expenses.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1997, the Company had an aggregate of approximately $92.0 million in cash and cash equivalents, short-term investments and long-term investments. Of this amount, approximately $15.7 million was invested primarily in highly liquid investments with original maturities of three months or less, approximately $25.3 million was invested in short-term investments consisting of U.S. government obligations and commercial paper with maturities of less than one year and in equity investments, and approximately $51.0 million was invested in U.S. government obligations, commercial paper and municipal obligations with maturities of greater than one year.

         The Company used approximately $3.6 million of cash for continuing operations in the first quarter of 1997 and generated funds from continuing operations of approximately $6.1 million in the first quarter of 1996. The Company made capital expenditures of approximately $1.2 million and $3.3 million in the first quarter of 1997 and 1996, respectively.

         Accounts receivable, net, decreased to approximately $14.5 million at March 31, 1997 from approximately $16.6 million at December 31, 1996. This decrease is primarily attributable to the decrease in total revenue in the first quarter of 1997 described above.

         To date, inflation has not had a material impact on the Company's financial results.

         On March 14, 1996, a class action lawsuit was filed against FTP, certain of its current and former officers alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10b-5 thereunder. On February 23, 1996, a class action lawsuit was filed against Firefox and certain of its current and former officers and former directors also alleging violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5. For a more detailed description of these legal proceedings, see Note 3 to the Company's unaudited consolidated financial statements included above. Each of FTP and Firefox has reviewed the allegations in the lawsuit against it, believes such allegations to be without merit and intends to defend itself and its officers vigorously. In order to support an adequate defense, each of FTP and Firefox has spent and expects to continue to spend substantial sums for legal and expert fees and costs. The costs of defending each lawsuit and the ultimate outcome of each lawsuit are uncertain and cannot be estimated. If the lawsuit against FTP were ultimately determined adversely to FTP, or if the lawsuit against Firefox were ultimately determined adversely to Firefox, such company could be required to pay a substantial judgment, which could have a material adverse effect on the Company's consolidated business, financial condition and results of operations.

         Looking forward, the Company believes that its available cash, cash equivalents and short-term investments will be sufficient to fund its operations at least through 1997. As noted above under "--Overview," the Company intends to make substantial investments in the development of products and technologies necessary to implement its new strategic vision. There can be no assurance, however, that the capital resources necessary to continue to fund such investments will be available or that, if available, such resources will be on terms acceptable to the Company.

                            PART II OTHER INFORMATION


ITEM 1.       LEGAL PROCEEDINGS.

         For a description of certain legal proceedings involving FTP and a description of certain legal proceedings involving Firefox, see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I of this Report.

ITEM 5.       OTHER INFORMATION.

         Effective March 31, 1997, Mr. David H. Zirkle, who served as President and Chief Executive Officer of the Company from January 1993 to April 1996 and October 1996, respectively, and Chairman and a director since January 1993, retired as Chairman and a Class II Director. On April 16, 1997, the Company's Board of Directors elected Mr. Glenn C. Hazard, President and Chief Executive Officer and a director, as Chairman of the Board and Mr. Kevin J. Burns as a Class II Director to fill such vacancies. Also on April 16, 1997, Mr. John H. Keller resigned as a Class II Director; Mr. Keller continues to serve as the Company's Senior Vice President of Global Engineering and Development.

         Mr. John J. Warnock, Jr. resigned as Senior Vice President, Chief Financial Officer and Treasurer effective February 28, 1997. On April 6, 1997, the Company's Board of Directors elected James A. Tholen as Senior Vice President and Chief Financial Officer of the Company.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

              A.      EXHIBITS

EXHIBITS:

EXHIBIT NO.   TITLE
-----------   -----

3.1           Restated Articles of Organization of the Company(1)

3.2 Certificate of Designation, Preferences and Rights of Junior Preferred Stock of the Company(1)

3.3           Articles of Amendment to Restated Articles of Organization of the
              Company(3)

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

10.1 Indenture of Lease between the Company and North Andover Mills Realty dated November 19, 1991(1)

10.2 Amendment No. 1 to Indenture of Lease between the Company and North Andover Mills Realty dated as of September 1, 1992(1)

EXHIBIT NO.   TITLE
-----------   -----

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

10.13 Employment Agreement between the Company and Susan L. Bostrom dated as of July 23, 1996(3)

10.14 Employment Agreement between the Company and Douglas F. Flood dated as of July 23, 1996(3)

10.15 Employment Agreement between the Company and John H. Keller dated as of July 23, 1996(3)

10.16 Employment Agreement between the Company and John A. Kimberley dated as of the "Effective Date" of the Firefox merger(3)

10.17 Employment Agreement between the Company and Peter R. Simkin dated as of the "Effective Date" of the Firefox merger, together with Amendment No. 1 thereto dated August 24, 1996(3)

10.18         Amendment No. 2 to Employment Agreement between Company and Peter
              R. Simkin dated as of December 15, 1996(4)

10.19 Employment Agreement between the Company and John J. Warnock, Jr., dated as of July 31, 1996(3)

10.20         FTP Software, Inc. Stock Option Plan(1)

10.21         FTP Software, Inc. 1996 Executive Equity Incentive Plan(3)

10.22         FTP Software, Inc. 1997 Employee Equity Incentive Plan(4)

EXHIBIT NO.   TITLE
-----------   -----

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

27            Financial Data Schedule*

99            Cautionary Statements Relevant to Forward-Looking Statements(5)

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

(4) Included as an exhibit to, and incorporated in this Report by reference to, the Company's Annual Report on Form 10-K for the year ended December 31, 1996 filed with the Commission on March 31, 1997.

(5) Included as, and incorporated by reference to, Appendix A to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 filed with the Commission on March 31, 1997.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           FTP SOFTWARE, INC.


Date:  May 14, 1997        By:/s/ James A. Tholen
                              -------------------------------
                              James A. Tholen
                              Senior Vice President and Chief Financial Officer (principal financial officer)

                                  EXHIBIT INDEX
                                  -------------


EXHIBIT NO.      TITLE

3.1           Restated Articles of Organization of the Company(1)

3.2 Certificate of Designation, Preferences and Rights of Junior Preferred Stock of the Company(1)

3.3           Articles of Amendment to Restated Articles of Organization of the
              Company(3)

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

EXHIBIT NO.      TITLE

10.14 Employment Agreement between the Company and Douglas F. Flood dated as of July 23, 1996(3)

10.15 Employment Agreement between the Company and John H. Keller dated as of July 23, 1996(3)

10.16 Employment Agreement between the Company and John A. Kimberley dated as of the "Effective Date" of the Firefox merger(3)

10.17 Employment Agreement between the Company and Peter R. Simkin dated as of the "Effective Date" of the Firefox merger, together with Amendment No. 1 thereto dated August 24, 1996(3)

10.18         Amendment No. 2 to Employment Agreement between Company and Peter
              R. Simkin dated as of December 15, 1996(4)

10.19 Employment Agreement between the Company and John J. Warnock, Jr., dated as of July 31, 1996(3)

10.20         FTP Software, Inc. Stock Option Plan(1)

10.21         FTP Software, Inc. 1996 Executive Equity Incentive Plan(3)

10.22         FTP Software, Inc. 1997 Employee Equity Incentive Plan(4)

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

27            Financial Data Schedule*

99            Cautionary Statements Relevant to Forward-Looking Statements(5)

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

(4) Included as an exhibit to, and incorporated in this Report by reference to, the Company's Annual Report on Form 10-K for the year ended December 31, 1996 filed with the Commission on March 31, 1997.

(5) Included as, and incorporated by reference to, Appendix A to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 filed with the Commission on March 31, 1997.