Form 10-Q
period 1997-06-30
FTP SOFTWARE INC
filed 1997-08-14
CIK 912548

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______


                         COMMISSION FILE NUMBER 0-22466

                               FTP SOFTWARE, INC.
             (Exact name of registrant as specified in its charter)

MASSACHUSETTS                                                   04-2906463
(State or other jurisdiction of incorporation        (I.R.S. Employer
          or organization)                              Identification No.)

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share                  33,948,934
------------------------------------          ----------------------------------
             Class                            Outstanding at August 11, 1997

                               FTP SOFTWARE, INC.

                                TABLE OF CONTENTS




PART I.   FINANCIAL INFORMATION                                            PAGE

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets at June 30, 1997
          and December 31, 1996 (unaudited)                                  3

          Consolidated Statements of Operations for the three and six
          months ended June 30, 1997 and 1996 (unaudited)                    4

          Consolidated Statements of Cash Flows for the six
          months ended June 30, 1997 and 1996 (unaudited)                    5

          Notes to Interim Consolidated Financial Statements                 6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                10


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                  18

Item 4.   Submission of Matters to a Vote of Security Holders                18

Item 6.   Exhibits and Reports on Form 8-K                                   18

          Signature                                                          22

                               FTP SOFTWARE, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                                JUNE 30, 1997   DECEMBER 31, 1996
                                                                -------------   -----------------

ASSETS
Current assets:
    Cash and cash equivalents                                     $ 18,423          $ 22,036
    Short-term investments                                          28,587            29,026
    Accounts receivable, net of allowance for doubtful
        accounts of $1,300 for 1997 and 1996                        10,223            16,586
    Prepaid expenses and other current assets                        3,945             4,430
    Income taxes                                                     3,892             4,197
    Net assets of discontinued operations                            3,054             5,263
                                                                  --------          --------
        Total current assets                                        68,124            81,538
Property and equipment, net                                         18,915            20,734
Purchased software, net                                              4,377             6,962
Investments                                                         38,823            47,971
Other assets                                                         1,429               830
                                                                  --------          --------
            Total assets                                          $131,668          $158,035
                                                                  ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses                         $ 10,983          $ 12,446
    Accrued employee compensation and benefits                       5,803             4,000
    Current portion of long-term obligations                            14               191
    Deferred revenue                                                 8,516            10,058
                                                                  --------          --------
        Total current liabilities                                   25,316            26,695
Long-term obligations                                                 --                  63
                                                                  --------          --------
            Total liabilities                                       25,316            26,758
                                                                  --------          --------
Stockholders' equity:
    Preferred stock, $.01 par value; authorized
        5,000,000 shares; none issued and outstanding                 --                --
    Common stock, $.01 par value; authorized 100,000,000
        shares; issued and outstanding 33,876,638 and
        33,646,203 in 1997 and 1996, respectively                      339               336
    Additional paid-in capital                                     136,651           136,151
    Accumulated deficit                                            (30,897)           (5,447)
    Equity adjustments                                                 259               237
                                                                  --------          --------
            Total stockholders' equity                             106,352           131,277
                                                                  ========          ========
                Total liabilities and stockholders' equity        $131,668          $158,035
                                                                  ========          ========


   The accompanying notes are an integral part of these financial statements.

                               FTP SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                     1997          1996           1997          1996
                                                     ----          ----           ----          ----
Revenue:
   Product revenue                                $ 13,073      $ 21,758       $ 29,899      $ 44,680
   Service revenue                                   4,673         4,024          9,202         7,934
                                                  --------      --------       --------      --------
      Total revenue                                 17,746        25,782         39,101        52,614
                                                  --------      --------       --------      --------
Cost of revenue:
   Product cost                                      3,964         1,765          6,953         2,802
   Service cost                                      2,924         2,510          5,818         4,874
                                                  --------      --------       --------      --------
      Total cost of revenue                          6,888         4,275         12,771         7,676
                                                  --------      --------       --------      --------
Gross margin                                        10,858        21,507         26,330        44,938
                                                  --------      --------       --------      --------

Operating expenses:
   Sales and marketing                              13,115        11,922         27,396        22,169
   Product development                               8,375         6,133         16,230        12,681
   General and administrative                        4,612         5,046          8,947         9,170
                                                  --------      --------       --------      --------
      Total operating expenses                      26,102        23,101         52,573        44,020
                                                  --------      --------       --------      --------

Income (loss) from continuing operations           (15,244)       (1,594)       (26,243)          918

Investment and other income, net                     1,150         1,156          1,785         2,185
                                                  --------      --------       --------       -------

Income (loss) from continuing operations
   before income taxes                             (14,094)         (438)       (24,458)        3,103

Provision (benefit) for income taxes                   342        (4,333)           992        (3,023)
                                                  --------      --------       --------      --------

Net income (loss) from continuing
   operations                                      (14,436)        3,895        (25,450)        6,126

Operating loss from discontinued operations,
   net of income tax benefits                         --         (17,042)          --         (27,715)
                                                  --------      --------       --------      --------

Net loss                                          $(14,436)     $(13,147)      $(25,450)     $(21,589)
                                                  ========      ========       ========      ========
Net income (loss) per share:
   Continuing operations                          $   (.43)     $    .14       $   (.75)     $    .23
   Discontinued operations                            --            (.63)          --           (1.03)
                                                  --------      --------       --------      --------
                                                  $   (.43)     $   (.49)      $   (.75)     $   (.80)
                                                  ========      ========       ========      ========

Weighted average common and common
   equivalent shares outstanding                    33,842        26,966         33,775        26,953
                                                  ========      ========       ========      ========




   The accompanying notes are an integral part of these financial statements.

                               FTP SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS, UNAUDITED)

                                                                                 SIX MONTHS ENDED JUNE 30,
                                                                                    1997           1996
                                                                                 --------       --------
Cash flows from operating activities:
    Net income (loss) from continuing operations                                 $(25,450)      $  6,126
    Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used for) operating activities:
        Provision for doubtful accounts                                              --              200
        Depreciation and amortization                                               6,548          4,660
        Loss on disposition of property and equipment                                 650           --
        Amortization of discounts and premiums on investments                         (83)            20
        Changes in operating assets and liabilities:
            Accounts receivable                                                     6,363         13,625
            Prepaid expenses and other current assets                                 485         (3,428)
            Income taxes                                                              743         (3,946)
            Other assets                                                             (591)           521
            Accounts payable and accrued expenses                                  (1,463)            (8)
            Accrued employee compensation and benefits                              1,803         (1,490)
            Deferred revenue                                                       (1,542)          (264)
                                                                                 --------       --------
                Net cash provided by (used for) continuing operations             (12,537)        16,016
                Net cash provided by (used for) discontinued operations             2,209        (11,100)
                                                                                 --------       --------
                    Net cash provided by (used for) operating activities          (10,328)         4,916
                                                                                 --------       --------

Cash flows from investing activities:
    Capital expenditures                                                           (2,576)        (5,699)
    Maturities of investments, net                                                  9,011         11,130
                                                                                 --------       --------
        Net cash provided by continuing operations                                  6,435          5,431
        Net cash used for discontinued operations                                    --          (27,715)
                                                                                 --------       --------
            Net cash used for investing activities                                  6,435        (22,284)
                                                                                 --------       --------

Cash flows from financing activities:
    Proceeds from issuance of common stock                                            503            758
    Principal payments on long-term obligations                                      (240)          (235)
                                                                                 --------       --------
        Net cash provided by financing activities                                     263            523
                                                                                 --------       --------

Effect of exchange rate changes on cash                                                17            (27)
                                                                                 --------       --------
Net decrease in cash and cash equivalents                                          (3,613)       (16,872)
Cash and cash equivalents, beginning of period                                     22,036         30,237
                                                                                 --------       --------
Cash and cash equivalents, end of period                                         $ 18,423       $ 13,365
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

     The results of the three- and six-month periods ended June 30, 1997 are not necessarily indicative of the results to be expected for the full fiscal year. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.   DISCONTINUED OPERATIONS AND RECLASSIFICATIONS

     The accompanying consolidated financial statements for the three- and six-month periods ended June 30, 1996 have been restated to report separately in all periods presented the net assets and operating results of discontinued operations. Prior year operating results have been restated to reflect continuing operations. Net assets of discontinued operations consist primarily of purchased software and fixed assets less accounts payable and accrued expenses. Summary operating results for the discontinued operations (which include charges of approximately $9.8 million and $21.8 million for certain acquired in-process technology in the three- and six-month periods ended June 30, 1996) are as follows (in thousands):


                                        THREE MONTHS ENDED    SIX MONTHS ENDED
                                          JUNE 30, 1996         JUNE 30, 1996
                                          -------------         -------------
      Revenue                               $ 2,349                $ 4,521
      Gross margin                            1,022                  1,369
      Operating loss before income taxes    (13,198)               (30,139)
      Net loss                              (12,673)               (23,346)


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

                               FTP SOFTWARE, INC.
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


     In July 1996, plaintiffs filed their amended complaint. The amended complaint alleged that defendants misrepresented or failed to disclose material facts about Firefox's operations and financial results which the plaintiffs contended resulted in an artificial inflation of the price of Firefox's common stock. The amended complaint was purportedly brought on behalf of a class of purchasers of Firefox's common stock during the period from July 20, 1995 to January 2, 1996. The amended complaint again alleged claims for violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder and sought relief in the form described above. Specifically, the amended complaint alleged that defendants knew allegedly material adverse non-public information about Firefox's financial results and business conditions which allegedly was not disclosed, that they improperly directed that certain sales and revenues be recognized and failed to keep adequate reserves and that they participated in drafting, reviewing and/or approving allegedly misleading statements, releases, analysts reports and other public representations, including disclaimers and warnings of and about Firefox. The amended complaint also alleged that John A. Kimberley, then an officer and director of Firefox, and Frank Richardson, a former officer and director of Firefox, were liable as "controlling persons" of Firefox. In September 1996, Firefox filed a motion to dismiss the amended complaint on the grounds that the plaintiffs had not met the pleading requirements of the Private Securities Litigation Reform Act of 1995. The motion was heard by the court on December 3, 1996, and on May 8, 1997, the court dismissed the amended complaint on such grounds, without leave to amend. Plaintiffs have appealed the dismissal; plaintiffs' appellate brief is due in September 1997.

     Firefox has reviewed the allegations in the lawsuit, believes them to be without merit, and intends to defend itself and its officers and directors vigorously. In order to support an adequate defense, Firefox has spent and expects to continue to spend substantial sums for legal and expert fees and costs. The cost of defending the litigation and the outcome of the litigation are uncertain and cannot be estimated. If the lawsuit were determined adversely to Firefox, Firefox could be required to pay a substantial judgment, which could have a material adverse effect on Firefox's business, financial condition and results of operations.

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

     Adoption of the provisions of SFAS No. 128 will have no impact on reported EPS for the three-month periods ended June 30, 1997 and 1996, as the effect of common stock equivalents would be anti-dilutive during such periods.

                               FTP SOFTWARE, INC.
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


5.   SUBSEQUENT EVENTS

     On July 17, 1997, the Company announced the restructuring of its business into three strategic business units, consistent with its VIP Network vision: the VIP Network Applications Business Unit, to develop and market the Company's client and web-based network applications products; the IP Technology Business Unit, to develop and market the Company's server-based networking products; and the Agent/Directory Management Business Unit, to develop and market network administration and management applications based on the Company's Java agent and directory technologies. The Company is effecting this restructuring in order to create greater focus on the different product, sales and economic models that will most effectively enable the Company to take advantage of strategic opportunities in its various product categories. The Company announced on June 16, 1997 its intention to reorganize into business units; as part of this reorganization, each business unit was to have up to 60 days to develop a business plan. While this process was substantially complete for both the VIP Network Applications and IP Technology Business Units as of the July 17 announcement, the Company continues to analyze the opportunities that may be available to its Agent/Directory Management Business Unit.

     In connection with the announcement of the restructuring, the Company also announced a workforce reduction which the Company expects to result in a decrease in the number of employees of approximately 38% by the end of the year; such percentage could increase if the Company either experiences significant attrition during the remainder of 1997 or decides to adjust its ongoing investment in its Agent/Directory Management Business Unit. The Company anticipates that the restructuring will be substantially complete, and that the Company will have paid a substantial majority of all related expenses (including severance expenses), by the end of the third quarter of 1997. The Company expects to recognize a pretax charge of approximately $13 to $16 million in the third quarter of 1997 relating to such workforce reduction as well as the consolidation of the Company's Andover, Massachusetts offices into its North Andover, Massachusetts offices and a reduction of other physical assets.

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

     FORWARD-LOOKING STATEMENTS IN THIS SECTION AND ELSEWHERE IN THIS REPORT ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. ALL FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS REPORT FOR A VARIETY OF REASONS. THESE REASONS INCLUDE, BUT ARE NOT LIMITED TO, COMPETITION, COMPETITIVE PRICING PRESSURES, TECHNOLOGICAL AND OTHER MARKET CHANGES, THE EFFECTS OF THE COMPANY'S JULY 1997 RESTRUCTURING DESCRIBED BELOW, DEPENDENCE ON NEW PRODUCTS, DISTRIBUTION RISKS, CHANGES IN PERSONNEL AND OTHER RISKS THAT ARE OUTLINED BELOW AND IN APPENDIX A, "CAUTIONARY FACTORS RELEVANT TO FORWARD-LOOKING STATEMENTS," TO THIS REPORT.

     The Company is engaged in the design, development, marketing and support of client and server network connectivity products. In September 1996, the Company announced its VIP Network(TM) strategy to develop products intended to help customers manage IP networks in a user-based, secure and transparent manner.

     Continuing to implement its VIP Network vision, on July 17, 1997 the Company announced the restructuring of its business into three strategic business units: the VIP Network Applications Business Unit, to develop and market the Company's client and web-based network applications products; the IP Technology Business Unit, to develop and market the Company's server-based networking products; and the Agent/Directory Management Business Unit, to develop and market network administration and management applications based on the Company's Java agent and directory technologies. The Company is effecting this restructuring in order to create greater focus on the different product, sales and economic models that will most effectively enable the Company to take advantage of strategic opportunities in its various product categories. The Company announced on June 16, 1997 its intention to reorganize into business units; as part of this reorganization, each business unit was to have up to 60 days to develop a business plan. While this process was substantially complete for both the VIP Network Applications and IP Technology Business Units as of the July 17 announcement, the Company continues to analyze the opportunities that may be available to its Agent/Directory Management Business Unit.


     In connection with the announcement of the restructuring, the Company also announced a workforce reduction which the Company expects to result in a decrease in the number of employees of approximately 38% by the end of the year; such percentage could increase if the Company either experiences significant attrition during the remainder of 1997 or decides to adjust its ongoing investment in its Agent/Directory Management Business Unit. The Company anticipates that the restructuring will be substantially complete, and that Company will have paid a substantial majority of all related expenses (including severance expenses), by the end of the third quarter of 1997. The Company expects to recognize a pretax charge of approximately $13 to $16 million in the third quarter of 1997 relating to such workforce reduction as well as the consolidation of the Company's Andover,

Massachusetts offices into its North Andover, Massachusetts offices and a reduction of other physical assets.

     In its September 1996 announcement, the Company also announced a formal plan to spin off, through the sale to third parties, its collaborative lines of business and to discontinue other selected product lines. Accordingly, these operations are treated as discontinued operations in the accompanying financial statements. As described in the notes to such financial statements, such financial statements have been restated to report separately in all periods presented the net assets and operating results of the discontinued operations. Except as otherwise indicated below, the following discussion of the Company's results of operations relates to continuing operations.

     Looking forward, the Company intends to continue to make substantial investments in its businesses (including through internal and joint third party development activities, royalty agreements and technology acquisitions) over the foreseeable future, through the use of the Company's internal cash resources, the issuance of shares of its common stock or other securities, or a combination thereof. There can be no assurance, however, that the capital resources necessary in order to fund such investments will be available or that, if available, such resources will be on terms acceptable to the Company.

RESULTS OF CONTINUING OPERATIONS

     TOTAL REVENUE

     Total revenue consists of product revenue and service revenue. Product revenue includes revenue from product sales and royalties from certain OEM customers. Service revenue includes revenue from support, consulting and training. Payments received in advance for support contracts are initially recorded as deferred revenue and are recognized ratably over the term of the contract. Revenue from consulting and training is recognized as the services are performed.

     Total revenue decreased to approximately $17.7 million for the second quarter of 1997 from approximately $25.8 million for the second quarter of 1996. Product revenue decreased to approximately $13.1 million for the second quarter of 1997 from approximately $21.8 million for the second quarter of 1996. Service revenue increased to approximately $4.7 million for the second quarter of 1997 from approximately $4.0 million for the second quarter of 1996. As a percentage of total revenue, product revenue decreased to approximately 74% for the second quarter of 1997 from approximately 84% for the second quarter of 1996 while service revenue increased to approximately 26% for the second quarter of 1997 from approximately 16% for the second quarter of 1996.

     The Company's total revenue decreased to approximately $39.1 million in the first six months of 1997 from approximately $52.6 million in the first six months of 1996. Product revenue decreased to approximately $29.9 million in the first six months of 1997 from approximately $44.7 million in the first six months of 1996. Service revenue increased to approximately $9.2 million in the first six months of 1997 from approximately $7.9 million in the first six months of 1996. As a percentage of total revenue, product revenue decreased to approximately 76% for the first six months of 1997 from approximately 85% for the first six months of 1996 while service revenue increased to approximately 24% for the first six months of 1997 from approximately 15% for the first six months of 1996.

     PRODUCT REVENUE. Product revenue decreased for the three- and six-month periods ended June 30, 1997 compared to same periods of 1996 primarily as a result of decreases in sales volumes and sales prices for certain of the Company's products over such periods, which the Company believes were primarily attributable to the increase in lower-priced or no cost TCP/IP connectivity products introduced by certain of the Company's competitors commencing in late 1995, and, to a lesser extent, the decrease in customer demand for DOS-based products commencing in 1996. The Company also believes that the announcement in May 1997 of changes in its sales organization and future distribution strategy (as described below) and its preliminary announcement in June 1997 of its planned restructuring may have resulted in a decrease in sales for the second quarter of 1997. See also "-- Factors Affecting Revenue" below. Product revenue for the three- and six-month periods ended June 30, 1997 were lower than expected by the Company due in significant part to lower than expected sales in the Asia Pacific region, to the U.S. government and from the Company's gateway and server products, the latter of which factors the Company believes is attributable in significant part to difficulties in the integration of the organizations of the Company and Firefox Communications Inc. ("Firefox"), which the Company acquired in July 1996.

     SERVICE REVENUE. The dollar increase in service revenue in 1997 compared to 1996 was primarily attributable to growth over such periods in FTP's installed product base from which such revenues are obtained.

     INTERNATIONAL REVENUE. International sales consist of export sales, primarily to customers in Europe, Asia Pacific, Canada and Latin America. International sales of approximately $8.2 million and $9.5 million accounted for approximately 46% and 37% of the Company's total revenue for the second quarter of 1997 and 1996, respectively. International sales of approximately $17.7 million and $22.6 million accounted for approximately 45% and 43% of the Company's total revenue for the first six months of 1997 and 1996, respectively. The dollar decreases in the second quarter of 1997 and the first six months of 1997 compared to the same periods in 1996 were attributable in substantial part to a decrease in sales to customers in the Asia Pacific region, which decrease is primarily attributable both to the factors that resulted in the decrease in product revenue described above under "-- Product Revenue" as well as to a delay in the localization of certain of the Company's products. International sales increased as a percentage of total revenue in the three- and six-month periods ended June 30, 1997 compared to the same periods of 1996 primarily as a result of more effective sales channels in Europe compared to the Company's sales channels in the U.S.

     The Company prices, invoices and collects international sales primarily in United States dollars. To date, currency fluctuations have not had a material effect on the Company's results of operations and financial condition. The Company intends to begin selling certain of its products in Europe directly from the U.K. commencing in the second half of 1997; however, the Company anticipates that substantially all of such sales will continue to be paid in U.S. dollars.

     FACTORS AFFECTING REVENUE. As indicated above, the Company has experienced a decrease in sales volumes since 1995 and a decrease in sales prices for certain of the Company's products during 1996 and early 1997, all of which the Company believes are primarily attributable to increased competition as well as to technological changes in the market. Looking forward, the Company anticipates that some or all of these trends will continue, and believes that the Company's future is substantially dependent on the successful implementation of its new business unit strategy and VIP Network vision. This in turn depends on the ability of the Company (i) to successfully reorganize its operations into such units, (ii) to create greater focus on specific product opportunities and customer needs within the Company's product categories, (iii) to formulate and implement its sales and distribution strategies to most effectively take advantage of strategic opportunities in its various product categories, particularly in the United States, (iv) to successfully develop and timely release new products and product enhancements and (v) to a certain extent, to enter into and implement strategic alliances and OEM relationships to develop necessary products or technologies, to expand the Company's distribution channels or to jointly market the Company's products. If the Company is unsuccessful in any such regard, the Company believes that the trends described above will continue to have a material adverse effect on the Company's business, results of operations and financial condition. Even if the Company is successful in implementing its new business strategy, there can be no assurance that it will result in a material improvement in the Company's business, results of operations or financial condition.

     The restructuring of the Company described above has required the dedication of management and other resources that has temporarily detracted from attention to the daily business of the Company, which has caused a disruption of the business activities and a loss of momentum in the business of the Company and, as a result, may have had an adverse effect on the Company's results of operations for the second quarter of 1997 and is expected to have such an effect on the Company's operating results for the third quarter of 1997.

     In addition to the workforce reduction described above, the Company believes that wide fluctuations in the number of personnel during 1996 and the first quarter of 1997 also may have contributed to the decline in the Company's operating results for the second quarter of 1997. The Company experienced a substantial loss of personnel during the latter half of 1996 and the first quarter of 1997, which the Company believes was attributable to increased competition for qualified personnel in the industry, the decline in the Company's financial results and the trading prices of its common stock during 1996 and, to a lesser extent, the integration of Firefox. The Company expects that it will experience additional attrition during the remainder of 1997 as a result of the foregoing factors and the restructuring of the Company and workforce reduction described above. The Company's ability to maintain or increase revenue will also depend upon its ability to hire, retain and train qualified personnel.

     The Company is increasing its focus in the United States on sales through distributors, value-added resellers, systems integrators and OEMs rather than direct sales. Changes in distribution channels may adversely affect sales of the Company's products and consequently may adversely affect the Company's business, financial condition and results of operations, at least in the near term. Any material increase in sales through indirect channels may have an adverse effect on the Company's operating margins due to the lower per unit revenue realized by the Company on sales through indirect channels if the Company is unable to proportionately reduce selling, general and administrative expenses.

     Due to the encryption technology contained and expected to be contained in certain of the Company's current and planned products, such products are and will be subject to U.S. export controls, and there can be no assurance that such export controls will not limit the Company's ability to distribute such products outside the United States or that international customers will accept the products that the Company is allowed to export under such controls, which could have a material adverse effect on the Company's business, results of operations and financial condition.

     During the second quarter of 1997, the Company implemented two changes to its customer support and service programs that may affect both product and service revenue and expense for future periods. First, the Company modified its customer support program to separately provide and invoice for customer support and customer product updates. Second, the Company opened a service and support center in Europe. While these changes are intended to increase revenue, there can be no assurance that this will be the case or that such changes will not have a material adverse effect on the Company's revenue if customers react negatively to these changes.

     See "-- Liquidity and Capital Resources" below for a description of certain legal proceedings and Appendix A, "Cautionary Factors Relevant to
Forward-Looking Statements," for additional discussion of the factors described above and other factors which may affect the Company's business, financial condition and results of operations.

     GROSS MARGIN

     Product gross margin as a percentage of product revenue was approximately 70% and 92% in the second quarter of 1997 and 1996, respectively. Product gross margin as a percentage of product revenue was approximately 77% and 94% in the first six months of 1997 and 1996, respectively. These decreases resulted primarily from the decrease in total revenue described under "-- Total Revenue" above. Amortization expense was approximately $1.6 million and $0.3 million in the second quarter of 1997 and 1996, respectively, and approximately $2.7 million and $0.8 million in the first six months of 1997 and 1996, respectively.

     Service gross margin as a percentage of service revenue was approximately 37% and 38% in both the second quarter and first six months of 1997 and 1996, respectively.

     The gross margins reported above are not necessarily indicative of gross margin for future periods, which may vary significantly depending on, among other things, changes in product mix resulting from the Company's new corporate strategy, price competition, technological changes, cost changes and changes in product distribution channels.

     SALES AND MARKETING

     Sales and marketing expenses increased to approximately $13.1 million in the second quarter of 1997 from approximately $11.9 million in the second quarter of 1996. Such expenses as a percentage of total revenue were approximately 74% and 46% in the second quarter of 1997 and 1996, respectively. Sales and marketing expenses increased to approximately $27.4 million in the first six months of 1997 from approximately $22.2 million in the first six months of 1996. Such expenses as a percentage of total revenue were approximately 70% and 42% for the six-month periods ended June 30, 1997 and 1996, respectively. The $1.2 million increase in the second quarter of 1997 and the $5.2 million increase in the first six months of 1997 were primarily the result of (i) an increase in compensation expenses resulting from a general increase in the compensation levels of sales and marketing employees over such periods, (ii) expenses related to an increase in sales personnel over such periods and (iii) increases in the levels of advertising, trade show and international marketing activities over such periods. The percentage increases over these periods were due to both the dollar increase in such expenses described above and the dollar decrease in total revenue described above under "-- Total Revenue."

     FTP expects that sales and marketing expenses during the remainder of 1997 will decrease as a result of the Company restructuring described above under "-- Overview; Recent Developments."

     PRODUCT DEVELOPMENT

     Product development expenses increased to approximately $8.4 million in the second quarter of 1997 from approximately $6.1 million in the second quarter of 1996, representing approximately 47% and 24% of total revenue for each period, respectively. Product development expenses increased to approximately $16.2 million in the first six months of 1997 from approximately $12.7 million in the first six months of 1996, representing approximately 42% and 24% of total revenue for each period, respectively. The $2.3 million increase in the second quarter of 1997 and the $3.5 million increase in the first six months of 1997 were primarily due to an increase in compensation expenses related to an increase in development personnel over such periods (resulting primarily from the Firefox acquisition). The percentage increases over these periods were due to both the dollar increase in such expenses described above and the decrease in total revenue described above under "-- Total Revenue."

     FTP expects that product development expenses during the remainder of 1997 will decrease as a result of the Company restructuring described above under "-- Overview; Recent Developments."

     GENERAL AND ADMINISTRATIVE

     General and administrative expenses decreased to approximately $4.6 million in the second quarter of 1997 from approximately $5.0 million in the second quarter of 1996, representing approximately 26% and 20% of total revenue for each period, respectively. General and administrative expenses decreased to approximately $8.9 million in the first six months of 1997 from approximately $9.2 million in the first six months of 1996. Such expenses as a percentage of total revenue were approximately 23% and 17% for the six month periods ended June 30, 1997 and 1996, respectively. The $0.4 million decrease in the second quarter of 1997 and the $0.3 million decrease in the first six months of 1997 were primarily the result of the incurrence in the second quarter of 1996 of approximately $1.0 million in severance related expenses related to the Company's May 1996 workforce reduction, partially offset by an increase in administrative expenses incurred in 1997 resulting primarily from the Firefox acquisition. The percentage increases over these periods were primarily due to the decrease in total revenue described above under "-- Total Revenue."

     FTP expects that general and administrative expenses during the remainder of 1997 will decrease as a result of the Company restructuring described above under "-- Overview; Recent Developments."

     INCOME (LOSS) FROM CONTINUING OPERATIONS

     The Company experienced a loss from continuing operations of approximately $14.4 million in the second quarter of 1997 compared to income from continuing operations of approximately $3.9 million in the second quarter of 1996, representing approximately 81% and 15% of total revenue for each period, respectively. The Company had a loss from continuing operations of approximately $25.5 million in the six months ended June 30, 1997 compared to income from operations of approximately $6.1 million in the six months ended June 30, 1996, representing approximately 65% and 12% of total revenue for each period, respectively. These decreases were primarily due to the decrease in total revenue over such periods described under "-- Total Revenue" above, as well as to the increases in sales and marketing and product development expenses described above.

     INVESTMENT AND OTHER INCOME, NET

     Investment and other income, net, was approximately $1.2 million in the second quarters of 1997 and 1996. Investment and other income, net, decreased to approximately $1.8 million in the first six months of 1997 from approximately $2.2 million in the first six months of 1996. This decrease was primarily due to the loss on disposals during the first quarter of 1997 of approximately $0.6 million in office equipment and leasehold improvements in connection with the subleasing by the Company of excess space at certain of its offices. The Company invests excess cash in high grade municipal bonds, U.S. government treasury obligations, high grade corporate obligations and equity investments.

     PROVISION FOR INCOME TAXES

     The provision for income taxes was approximately $0.3 million in the second quarter of 1997 and $1.0 in the first six months of 1997 compared to an income tax benefit of approximately $4.3 million in the second quarter of 1996 and $3.0 million for the first six months of 1997. The provisions in 1997 represent certain foreign and state tax obligations where the Company cannot use net operating losses. Due to the uncertainty as to when the deferred tax assets may be realized, the Company has recorded a valuation allowance for all tax assets in excess of amounts available to be recovered pursuant to tax loss carrybacks. The 1996 relationship of the income tax benefit to operating loss is not meaningful due to the application of Financial Accounting Standard No. 109, "Accounting for Income Taxes," to restated discontinued operations.

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

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1997, the Company had an aggregate of approximately $85.8 million in cash and cash equivalents, short-term investments and long-term investments. Of this amount, approximately $18.4 million was invested primarily in highly liquid investments with original maturities of three months or less, approximately $28.6 million was invested in short-term investments consisting of U.S. government obligations and commercial paper with maturities of less than one year and in equity investments, and approximately $38.8 million was invested in U.S. government obligations, commercial paper and municipal obligations with maturities of greater than one year.

     The Company used approximately $12.8 million of cash for continuing operations in the first six months of 1997 and generated funds from continuing operations of approximately $16.0 million in the first six months of 1996. The Company made capital expenditures of approximately $2.4 million and $5.7 million in the first six months of 1997 and 1996, respectively.

     Accounts receivable, net, decreased to approximately $10.2 million at June 30, 1997 from approximately $16.6 million at December 31, 1996. This decrease is primarily attributable to the decrease in total revenue in the first six months of 1997 described above.

     To date, inflation has not had a material impact on the Company's financial results.

     On March 14, 1996, a class action lawsuit was filed against FTP and certain of its current and former officers alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10b-5 thereunder. On February 23, 1996, a class action lawsuit was filed against Firefox and certain of its current and former officers and former directors also alleging violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5. For a more detailed description of these legal proceedings, see Note 3 to the Company's unaudited consolidated financial statements included above. Each of FTP and Firefox has reviewed the allegations in the lawsuit against it, believes such allegations to be without merit and intends to defend itself and its officers vigorously. In order to support an adequate defense, each of FTP and Firefox has spent and expects to continue to spend substantial sums for legal and expert fees and costs. The costs of defending each lawsuit and the ultimate outcome of each lawsuit are uncertain and cannot be estimated. If the lawsuit against FTP were ultimately determined adversely to FTP, or if the lawsuit against Firefox were ultimately determined adversely to Firefox, such company could be required to pay a substantial judgment, which could have a material adverse effect on the Company's consolidated business, financial condition and results of operations.

     Looking forward, the Company believes that its available cash, cash equivalents and short-term investments will be sufficient to fund its operations at least through 1997. As noted under "-- Overview; Recent Developments" above, the Company intends to make substantial investments in the development of products and technologies necessary to implement its new corporate strategy. There can be no assurance, however, that the capital resources necessary to continue to fund such investments will be available or that, if available, such resources will be on terms acceptable to the Company.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On June 19, 1997, the Company held its 1997 annual meeting of stockholders. The only item of business was the re-election of David D. Clark and F. David Fowler as Class I Directors, to serve until the 2000 annual meeting of stockholders of the Company or until the qualification and election of their successors. The results of the votes were as follows:

Nominee                   For         Against      Withheld    Broker Non-Votes
-------                   ---         -------      --------    ----------------
David D. Clark        29,694,112         0         800,764             0

F. David Fowler       29,542,710         0         952,166             0


The following persons continued as directors following the meeting: Class II Directors -- Kevin J. Burns and John A. Kimberley; Class III Directors -- Vinton
G. Cerf, Glenn C. Hazard and Louise A. Mathews.


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




EXHIBIT NO.  TITLE
-----------  -----
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

10.3         Amendment No. 2 to Indenture of Lease between the Company and North Andover
             Mills Realty dated as of January 6, 1993(1)

10.4         Amendment No. 3 to Indenture of Lease between the Company and North Andover
             Mills Realty dated as of June 18, 1993(1)

10.5         Amendment No. 4 to Indenture of Lease between the Company and North Andover
             Mills Realty dated as of September 30, 1993(1)

10.6         Amendment No. 5 to Indenture of Lease between the Company and North Andover
             Mills Realty Limited Partnership dated August 12, 1995(1)

10.7         Employment Agreement between the Company and Glenn C. Hazard dated as of
             July 29, 1996(3)

10.8         Amendment No. 1 to Employment Agreement between the Company and Glenn C.
             Hazard dated as of June 19, 1997*

10.9         Employment Agreement between the Company and Douglas F. Flood dated as of
             July 23, 1996(3)

10.10        Amendment No. 1 to Employment Agreement between the Company and Douglas F.
             Flood dated as of June 19, 1997*

10.11        Employment Agreement between the Company and John H. Keller dated as of
             July 23, 1996(3)

10.12        Employment Agreement between the Company and John A. Kimberley dated as of the "Effective Date" of the Firefox merger(3)

10.13        Amendment No. 1 to Employment Agreement between the Company and John A.
             Kimberley dated as of June 19, 1997*

10.14        Employment Agreement between the Company and Peter R. Simkin dated as of the "Effective Date" of the Firefox merger, together with Amendment No. 1 thereto dated August 24, 1996(3)

10.15        Amendment No. 2 to Employment Agreement between Company and Peter R.
             Simkin dated as of December 15, 1996(4)

10.16        Amendment No. 3 to Employment Agreement between Company and Peter R.
             Simkin dated as of June 19, 1997*

10.17        Employment Agreement between the Company and James A. Tholen dated as of
             April 6, 1997*

10.18        FTP Software, Inc. Stock Option Plan(1)

10.19        FTP Software, Inc. 1996 Executive Equity Incentive Plan(3)

10.20        FTP Software, Inc. 1997 Employee Equity Incentive Plan(4)



EXHIBIT NO.  TITLE
-----------  -----
10.21        Composite FTP Software, Inc. 1993 Non-Employee Directors' Stock Option
             Plan incorporating Amendment No. 1 effective as of June 2, 1995 and
             Amendment No. 2 effective as of August 22, 1996(3)

10.22        FTP Software, Inc. 1994 Executive Compensation Plan(1)

10.23        FTP Software, Inc. 1995 Executive Compensation Plan(1)

10.24        FTP Software, Inc. 1995 V-P Sales Plan(1)

10.25        Indenture of Lease between the Company and Andover Mills Realty Limited
             Partnership dated as of October 1, 1993(1)

10.26        Amendment No. 1 to Indenture of Lease between the Company and Andover
             Mills Realty Limited Partnership dated as of February 10, 1994(1)

10.27        Amendment No. 2 to Indenture of Lease between the Company and Andover
             Mills Realty Limited Partnership dated as of June 7, 1995(1)

10.28        Amended and Restated Agreement and Plan of Merger by and among the
             Company, Firefox Acquisition Corp. and Firefox Communications Inc. dated as of May 21, 1996(2)

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

(5)  Included as, and incorporated by reference to, Appendix A to this Report.



     b. REPORTS ON FORM 8-K

     The Company filed the following Reports on Form 8-K during the quarter ended June 30, 1997:

     Report on Form 8-K dated June 16, 1997, relating to the Company's press release announcing its intention to realign its business into three strategic business units, together with related information.

     Report on Form 8-K dated July 17, 1997, relating to the Company's press release announcing the restructuring of its business into three strategic business units, including a reduction in the Company's worldwide workforce and a related restructuring charge, as well as certain information relating to the Company's financial results for the quarter ended June 30, 1997.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              FTP SOFTWARE, INC.


Date:  August 14, 1997        By:/s/ James A. Tholen
                                 ----------------------------------
                                 James A. Tholen,
                                 Senior Vice President and
                                 Chief Financial and Operating Officer
                                 (principal financial and accounting officer)

                                   APPENDIX A

                               CAUTIONARY FACTORS

     FROM TIME TO TIME MANAGEMENT OF FTP SOFTWARE, INC. ("FTP" OR THE "COMPANY") HAS MADE, AND MAY IN THE FUTURE MAKE, FORWARD-LOOKING STATEMENTS, BASED ON MANAGEMENT'S THEN-CURRENT EXPECTATIONS, INCLUDING STATEMENTS MADE IN SECURITIES AND EXCHANGE COMMISSION FILINGS, STATEMENTS MADE IN PRESS RELEASES AND ORAL STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. ALL FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS FOR A VARIETY OF REASONS. THESE REASONS INCLUDE, BUT ARE NOT LIMITED TO, COMPETITION, TECHNOLOGICAL AND OTHER MARKET CHANGES AND OTHER FACTORS OUTLINED BELOW AND IN "ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" OF THE COMPANY'S REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1997 (THE "FORM 10-Q") TO WHICH THIS APPENDIX IS ATTACHED.

     As used in this Appendix, the term the "Company" generally refers to FTP and its subsidiaries, including Firefox Communications Inc. ("Firefox"), which the Company acquired in July 1996.

     Competition. The software industry is extremely competitive, and is characterized by evolving industry standards, frequent introduction of new products and product enhancements, and continuous improvement in product reliability, compatibility, memory use and performance. The Company's networking software products compete with major computer and communications systems vendors, including Microsoft Corporation ("Microsoft"), Novell, Inc. ("Novell") and Sun Microsystems, Inc. ("Sun"), as well as smaller networking software companies, such as NetManage, Inc. Some of the Company's competitors have substantially greater financial, technical, sales, marketing and other resources than the Company, as well as greater name recognition and a larger customer base. In addition, the Company's core product lines are based upon the Transmission Control Protocol/Internet Protocol ("TCP/IP"), an open non-proprietary data communications protocol suite. Several of the Company's competitors have developed proprietary networking applications and certain of such vendors, including Microsoft, provide a TCP/IP protocol suite in their products at little or no additional cost. The introduction of such protocol suites has resulted in a decrease in sales volumes of, and sales prices for, certain of the Company's products, which materially adversely affected the Company's results of operations in 1996 and the first six months of 1997 and is expected to continue to have this effect, at least in the near term. The Company anticipates that other companies may also enter the market with their own implementations of TCP/IP. The Company is also facing competition from makers of terminal emulation software, such as Attachmate Corporation and Wall Data, Inc. In addition, existing competitors could devote additional resources to the development of TCP/IP or expand their existing TCP/IP product lines. Increased competition from existing or new products could adversely affect demand for the Company's products and has led, and could continue to lead, to increased price competition and other concessions, adversely affecting the Company's gross margins and operating results.

     The market for agent, directory services and security software products and technologies is new, intensely competitive, rapidly evolving and subject to rapid technological change. The Company expects competition in this market to persist, intensify and increase in the future. The Company competes with many software companies in these areas, such as Microsoft, Novell and Sun. Many of such competitors have longer operating histories, greater name recognition, larger installed customer bases and significantly greater financial, technical and marketing resources than does the Company. Further, the

Company's current products and technologies are being designed around certain standards, and industry acceptance of competing standards could adversely affect demand for the Company's products. For example, Microsoft is proposing an alternative security standard, and widespread adoption of that standard could have a material adverse effect on the Company's business, financial condition and results of operations.

     There can be no assurance that the Company will be able to compete successfully against current or future competitors. Competitive pressures faced by the Company had a material adverse effect on its business, financial condition and results of operations during 1996 and have had and are expected to continue to have such an effect during 1997.

     Rapid Technological and Other Market Changes; Dependence on New Products. The market for networking, agent, directory services and security software products and technologies is subject to rapid changes in technology and customer preferences, such as the recent decline in the use of DOS-based computing systems and the embedding of competing products into new PCs. The Company's growth and future financial performance will depend upon its ability to successfully and timely implement the Company's new business unit strategy described under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview; Recent Developments" of the Form 10-Q and to develop and introduce new products and enhancements of existing products that accommodate the latest technological advances and customer requirements, and also on its ability to increase unit volume sales of its connectivity and other products and to generate significant product revenues from products currently under development. Any failure to increase revenues from connectivity products or to generate significant revenues from such other products could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that new products or product enhancements will be developed or marketed successfully by the Company on a timely basis or at all, that any new product or product enhancements will achieve market acceptance, that other software vendors will not develop and market solutions or products which are superior to the Company's products or that any such other solutions or products will not achieve greater market acceptance. In addition, the ability of the Company to develop and market new products and product enhancements is dependent in part on upon its ability to enter into and implement certain strategic alliances as described below under "Strategic Alliances" and its ability to retain qualified employees as described below under "Changes in Personnel." Any failure by the Company to anticipate or respond adequately to changes in technology and customer preferences, to develop and introduce new products or product enhancements in a timely fashion, or to retain qualified employees, could have a material adverse effect on its business, financial condition and results of operations.

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

     Impact of Restructuring; Changes in Personnel. As described in the Form 10-Q, in July 1997 the Company announced the restructuring of its operations into three strategic business units. This restructuring has required the dedication of management and other resources that has temporarily detracted from attention to the daily business of the Company, which has caused a disruption of the business activities and a loss of momentum in the business of the Company and, as a result, may have had an adverse effect on the Company's results of operations for the second quarter of 1997 and is expected to have such an effect on the Company's operating results for the third quarter of 1997.

     As also described in the Form 10-Q, in connection with the announcement of the restructuring, the Company also announced a workforce reduction which the Company expects to result in a decrease in the number of employees of approximately 38% by the end of the year; such percentage could increase if the Company experiences significant attrition during the remainder of 1997. In addition to such workforce reduction, the Company believes that wide fluctuations in the number of personnel during 1996 and the first quarter of 1997 also may have contributed to the decline in the Company's operating results for the second quarter of 1997. The Company experienced a substantial loss of personnel during the latter half of 1996 and the first quarter of 1997, which the Company believes was attributable to increased competition for qualified personnel in the industry, the decline in the Company's financial results and the trading prices of its common stock during 1996 and, to a lesser extent, the integration of Firefox.

     The success of the Company will depend to a significant degree upon its ability to retain qualified personnel and the continued contributions of its key management, marketing, sales, product development and operational personnel. As a result of the workforce reduction and other factors described above, the Company expects that it will experience additional attrition during the remainder of 1997. If the Company is unable to hire, retain and train key technical, sales and other personnel, the Company's business, financial condition and results of operations could be materially adversely affected.

     Interoperability with Third Party Products and Technologies. Because certain of the Company's products incorporate software and other technologies developed and maintained by third parties, the Company is to a certain extent dependent upon such third parties' ability to enhance their current products, to develop new products that will meet changing customer needs on a timely and cost-effective basis, and to respond to emerging industry standards and other technological changes. There can be no assurance that the Company would be able to replace the functionality provided by the third party technologies currently offered in conjunction with the Company's products if those technologies become unavailable to the Company or obsolete or incompatible with future versions of the Company's products or market standards. The absence of or any significant delay in the replacement of that functionality could have a material adverse effect on the Company's business, financial condition and results of operations. As described below under "Reliance on Strategic Alliances," the Company intends to enter into strategic alliances providing for the joint development of certain future products, and therefore expects that its products will increasingly include technologies of third parties.

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

     Distribution Risks. The Company relies significantly on its independent distributors, systems integrators and value-added resellers for certain elements of the marketing and distribution of its products. The agreements in place with these organizations are generally non-exclusive. These organizations are not within the control of the Company, may represent other product lines in addition to those of the Company and are not obligated to purchase products from the Company. There can be no assurance that such organizations will give a high priority to the marketing of the Company's products, and such organizations may give a higher priority to other products, which may include the products of the Company's competitors. Actions of this nature by such organizations could result in a lower sales effort applied to the Company's products and a consequent reduction in the Company's operating results. The Company's results of operations can also be materially adversely affected by changes in the inventory strategies of its resellers, which can occur rapidly and in many cases may not be related to end user demand.

     The Company is increasing its focus in the United States on sales through distributors, value-added resellers, systems integrators and OEMs rather than direct sales. Changes in distribution channels may adversely affect sales of the Company's products and consequently may adversely affect the Company's business, financial condition and results of operations, at least in the near term. Any material increase in sales through indirect channels may have an adverse effect on the Company's operating margins due to the lower per unit revenue realized by the Company on sales through indirect channels if the Company is unable to proportionately reduce selling, general and administrative expenses.

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

     Declining Sales Prices. Until 1995, the market for the Company's products was not characterized by significant price competition; however, as noted above, the Company is facing increasing pricing pressures from competitors. These pressures are likely to continue to increase, led to a decrease in sales prices for certain of the Company's products during 1996 and the first quarter of 1997, could continue to have this effect on sales prices for the Company's products, and have had and could continue to have a material adverse effect on the Company's results of operations and financial condition.

     International Sales. Sales outside the United States accounted for approximately 42%, 46% and 44% of the Company's total revenues in 1996, 1995 and 1994, respectively. Sales in the United Kingdom accounted for approximately 39% and 40% of Firefox's net revenues in 1995 and 1994, respectively. The Company expects that sales outside the United States will continue to account for a substantial portion of revenue for the foreseeable future. Growth in international sales is expected to be a significant factor in the future success of the Company. The Company's international sales decreased in 1996 and the first six months of 1997 primarily as a result of increased competition, lower sales prices and, beginning in the second half of 1996, decreased sales volumes as described above. There can be no assurance that the Company will be able to maintain or increase international sales of its products or that its international distribution channels will be able to service and support its products adequately.

     Due to the encryption technology contained and to be contained in certain of the Company's current and planned products, such products are and will be subject to U.S. export controls, and there can be no assurance that such export controls will not limit the Company's ability to distribute such products outside the United States or that international customers will accept the products that the Company is allowed to export under such controls, which could have a material adverse effect on the Company's business, results of operations and financial condition. See "Government Regulation and Legal

Uncertainties" below.

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

     Reliance on Strategic Alliances and OEM Relationships. In addition to internal development of new products and technologies, the future success of the Company depends to a certain extent on the ability of the Company to enter into and implement strategic alliances and OEM relationships to develop necessary products or technologies, to expand the Company's distribution channels or to jointly market the Company's products. There can be no assurance that the Company will be successful in identifying or developing such alliances and relationships or that such alliances and relationships will achieve their intended purposes.

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

     Although the Company currently has no issued patents, the number of patents granted on software inventions is increasing. Consequently, there is a growing risk of third parties asserting patent claims against the Company. As of August 11, 1997, the Company had not received any notice from a third party alleging any material patent infringement. However, in the future, the Company may receive communications from third parties asserting that the Company's products infringe, or may infringe, the patents or other proprietary rights of such third parties, or seeking indemnification against such infringement, or asserting that the Company must obtain a license from such third parties. Such communications, and any resulting litigation, could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, financial condition and results of operations. If any claims or actions were to be asserted against the Company and the Company were required to seek a license of a third party's intellectual property, there can be no assurance that the Company would be able to acquire such a license on reasonable terms or at all, and no prediction can be made about the effect that such license might have on the Company's business, financial condition or results of operations. Should litigation with respect to any such claim commence, such litigation could be extremely expensive and time consuming and could materially adversely affect the Company's business, financial condition and results of operations regardless of the outcome of the litigation.

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

     Legal Proceedings Against FTP and Firefox. See Note 3 of the notes to the Company's unaudited consolidated financial statements included in the Form 10-Q for a description of certain legal proceedings against FTP and Firefox which could materially adversely affect the Company's future business, operations and financial condition.

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

  10.3 Amendment No. 2 to Indenture of Lease between the Company and North Andover Mills Realty dated as of January 6, 1993(1)

  10.4 Amendment No. 3 to Indenture of Lease between the Company and North Andover Mills Realty dated as of June 18, 1993(1)

  10.5 Amendment No. 4 to Indenture of Lease between the Company and North Andover Mills Realty dated as of September 30, 1993(1)

  10.6 Amendment No. 5 to Indenture of Lease between the Company and North Andover Mills Realty Limited Partnership dated August 12, 1995(1)

  10.7 Employment Agreement between the Company and Glenn C. Hazard dated as of July 29, 1996(3)

  10.8 Amendment No. 1 to Employment Agreement between the Company and Glenn C. Hazard dated as of June 19, 1997*

  10.9 Employment Agreement between the Company and Douglas F. Flood dated as of July 23, 1996(3)

  10.10 Amendment No. 1 to Employment Agreement between the Company and Douglas F. Flood dated as of June 19, 1997*

  10.11 Employment Agreement between the Company and John H. Keller dated as of July 23, 1996(3)

  10.12 Employment Agreement between the Company and John A. Kimberley dated as of the "Effective Date" of the Firefox merger(3)

  10.13 Amendment No. 1 to Employment Agreement between the Company and John A. Kimberley dated as of June 19, 1997*

EXHIBIT NO.   TITLE
-----------   -----
  10.14 Employment Agreement between the Company and Peter R. Simkin dated as of the "Effective Date" of the Firefox merger, together with Amendment No. 1 thereto dated August 24, 1996(3)

  10.15     Amendment No. 2 to Employment  Agreement between Company and Peter
            R. Simkin dated as of December 15, 1996(4)

  10.16     Amendment No. 3 to Employment  Agreement between Company and Peter
            R. Simkin dated as of June 19, 1997*

  10.17 Employment Agreement between the Company and James A. Tholen dated as of April 6, 1997*

  10.18     FTP Software, Inc. Stock Option Plan(1)

  10.19     FTP Software, Inc. 1996 Executive Equity Incentive Plan(3)

  10.20     FTP Software, Inc. 1997 Employee Equity Incentive Plan(4)


  10.21 Composite FTP Software, Inc. 1993 Non-Employee Directors' Stock Option Plan incorporating Amendment No. 1 effective as of June 2, 1995 and Amendment No. 2 effective as of August 22, 1996(3)

  10.22     FTP Software, Inc. 1994 Executive Compensation Plan(1)

  10.23     FTP Software, Inc. 1995 Executive Compensation Plan(1)

  10.24     FTP Software, Inc. 1995 V-P Sales Plan(1)

  10.25 Indenture of Lease between the Company and Andover Mills Realty Limited Partnership dated as of October 1, 1993(1)

  10.26 Amendment No. 1 to Indenture of Lease between the Company and Andover Mills Realty Limited Partnership dated as of February 10, 1994(1)

  10.27 Amendment No. 2 to Indenture of Lease between the Company and Andover Mills Realty Limited Partnership dated as of June 7, 1995(1)

  10.28 Amended and Restated Agreement and Plan of Merger by and among the Company, Firefox Acquisition Corp. and Firefox Communications Inc. dated as of May 21, 1996(2)

  11        Weighted Shares Used in Computation of Earnings Per Share*

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

(5)  Included as, and incorporated by reference to, Appendix A to this Report.