Form 10-Q
period 1997-09-30
FTP SOFTWARE INC
filed 1997-11-14
CIK 912548

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

 | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______


                         COMMISSION FILE NUMBER 0-22466

                               FTP SOFTWARE, INC.
             (Exact name of registrant as specified in its charter)

MASSACHUSETTS                                                         04-2906463
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                                  2 HIGH STREET
                       NORTH ANDOVER, MASSACHUSETTS 01845
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (978) 685-4000
              (Registrant's telephone number, including area code)

                              100 BRICKSTONE SQUARE
                          ANDOVER, MASSACHUSETTS 01810
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share                  34,013,658
--------------------------------------          --------------------------------
                      Class                     Outstanding at November 10, 1997

                               FTP SOFTWARE, INC.

                                TABLE OF CONTENTS


PART I.    FINANCIAL INFORMATION                                           PAGE

Item 1.    Consolidated Financial Statements

           Consolidated Balance Sheets at September 30, 1997
           and December 31, 1996 (unaudited)                                 3

           Consolidated Statements of Operations for the three and nine
           months ended September 30, 1997 and 1996 (unaudited)              4

           Consolidated Statements of Cash Flows for the nine
           months ended September 30, 1997 and 1996 (unaudited)              5

           Notes to Interim Consolidated Financial Statements                6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              10


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                19

Item 6.    Exhibits and Reports on Form 8-K                                 19

           Signature                                                        22

                               FTP SOFTWARE, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                          SEPTEMBER 30,   DECEMBER 31,
                                                              1997            1996
                                                          -------------   ------------
ASSETS
Current assets:
  Cash and cash equivalents                                 $ 27,076        $ 22,036
  Short-term investments                                      20,857          29,026
  Accounts receivable, net of allowance for doubtful
   accounts of $1,300 for 1997 and 1996                        6,487          16,586
  Prepaid expenses and other current assets                    4,009           4,430
  Income taxes                                                 4,350           4,197
  Net assets of discontinued operations                        2,677           5,263
                                                            --------        --------
    Total current assets                                      65,456          81,538
Property and equipment, net                                   10,930          20,734
Purchased software, net                                        3,516           6,962
Investments                                                   23,752          47,971
Other assets                                                   1,056             830
                                                            --------        --------
    Total assets                                            $104,710        $158,035
                                                            ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts payable and accrued expenses (Note 2)            $ 15,988        $ 12,509
  Accrued employee compensation and benefits                   5,675           4,000
  Current portion of long-term obligations                        --             191
  Deferred revenue                                             6,525          10,058
                                                            --------        --------
      Total liabilities                                       28,188          26,758
Stockholders' equity:
  Preferred stock, $.01 par value; authorized
   5,000,000 shares; none issued and outstanding                  --              --
  Common stock, $.01 par value; authorized 100,000,000
   shares; issued and outstanding 33,926,166 and
   33,646,203 in 1997 and 1996, respectively                     339             336
  Additional paid-in capital                                 136,724         136,151
  Accumulated deficit                                        (60,504)         (5,447)
  Equity adjustments                                             (37)            237
                                                            --------        --------
      Total stockholders' equity                              76,522         131,277
                                                            --------        --------
        Total liabilities and stockholders' equity          $104,710        $158,035
                                                            ========        ========

   The accompanying notes are an integral part of these financial statements.

                               FTP SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                THREE MONTHS ENDED            NINE MONTHS ENDED
                                                   SEPTEMBER 30,                 SEPTEMBER 30,
                                               1997           1996           1997           1996
                                             --------       --------       --------       --------

Revenue:
 Product revenue                             $ 10,089       $ 18,158       $ 39,988       $ 62,837
 Service revenue                                4,142          4,116         13,344         12,051
                                             --------       --------       --------       --------
   Total revenue                               14,231         22,274         53,332         74,888
                                             --------       --------       --------       --------

Cost of revenue:
 Product cost                                   2,833          1,903          9,786          4,704
 Service cost                                   2,094          2,509          7,912          7,384
                                             --------       --------       --------       --------
   Total cost of revenue                        4,927          4,412         17,698         12,088
                                             --------       --------       --------       --------

Gross margin                                    9,304         17,862         35,634         62,800
                                             --------       --------       --------       --------

Operating expenses:
 Sales and marketing                           10,265         10,836         37,661         33,007
 Product development                            6,320         44,558         22,550         57,238
 General and administrative                     3,750          5,310         12,697         14,479
 Restructuring charge                          17,079             --         17,079             --
                                             --------       --------       --------       --------
   Total operating expenses                    37,414         60,704         89,987        104,724
                                             --------       --------       --------       --------

Loss from continuing operations               (28,110)       (42,842)       (54,353)       (41,924)

Investment and other income, net                  719          1,265          2,504          3,450
                                             --------       --------       --------       --------

Loss from continuing operations
 before income taxes                          (27,391)       (41,577)       (51,849)       (38,474)

Provision (benefit) for income taxes              216         (2,364)         1,208         (1,473)
                                             --------       --------       --------       --------
Net loss from continuing operations           (27,607)       (39,213)       (53,057)       (37,001)

Operating loss from discontinued
 operations, net of income tax benefits            --         (5,238)            --        (29,039)

Provision for dispositions                     (2,000)        (4,760)        (2,000)        (4,760)
                                             --------       --------       --------       --------
Net loss                                     $(29,607)      $(49,211)      $(55,057)      $(70,800)
                                             ========       ========       ========       ========
Net loss per share:
 Continuing operations                       $   (.81)      $  (1.23)      $  (1.57)      $  (1.29)
 Discontinued operations                         (.06)          (.31)          (.06)         (1.18)
                                             --------       --------       --------       --------
                                             $   (.87)      $  (1.54)      $  (1.63)      $  (2.47)
                                             ========       ========       ========       ========
Weighted average common shares
 outstanding                                   33,900         32,013         33,815         28,645
                                             ========       ========       ========       ========


   The accompanying notes are an integral part of these financial statements.

                               FTP SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS, UNAUDITED)

                                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                                               1997           1996
                                                                             --------       --------
Cash flows from operating activities:
  Net loss from continuing operations                                        $(53,057)      $(37,001)
  Adjustments to reconcile net loss from continuing
    operations to net cash provided by (used for) operating activities:
    Provision for doubtful accounts                                                --            200
    Depreciation and amortization                                               9,778          6,329
    Loss on disposition of property and equipment                               6,920             --
    Purchase of in-process technology                                              --         37,852
    Amortization of discounts and premiums on investments                         589             --
    Changes in operating assets and liabilities:
      Accounts receivable                                                      10,099         20,388
      Inventories                                                                 253           (311)
      Prepaid expenses and other current assets                                   169           (785)
      Income taxes                                                                285         (5,557)
      Other assets                                                               (218)          (650)
      Accounts payable and accrued expenses                                     3,542         (1,312)
      Accrued employee compensation and benefits                                1,667         (2,460)
      Deferred revenue                                                         (3,533)          (314)
                                                                             --------       --------
        Net cash provided by (used for) continuing operations                 (23,506)        16,379
        Net cash provided by (used for) discontinued operations                   369         (5,952)
                                                                             --------       --------
          Net cash provided by (used for) operating activities                (23,137)        10,427
                                                                             --------       --------

Cash flows from investing activities:
  Capital expenditures                                                         (3,230)        (6,203)
  Maturities of investments, net                                               31,139         16,532
  Acquisitions, net of cash acquired                                               --         (3,776)
                                                                             --------       --------
    Net cash provided by continuing operations                                 27,909          6,553
    Net cash used for discontinued operations                                      --        (32,809)
                                                                             --------       --------
      Net cash provided by (used for) investing activities                     27,909        (26,256)
                                                                             --------       --------

Cash flows from financing activities:
  Proceeds from issuance of common stock                                          576          1,402
  Principal payments on long-term obligations                                    (240)        (1,582)
                                                                             --------       --------
    Net cash provided by (used for) financing activities                          336           (180)
                                                                             --------       --------

Effect of exchange rate changes on cash                                           (68)           (18)
                                                                             --------       --------
Net increase (decrease) in cash and cash equivalents                            5,040        (16,027)
Cash and cash equivalents, beginning of period                                 22,036         30,237
                                                                             --------       --------
Cash and cash equivalents, end of period                                     $ 27,076       $ 14,210
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

        The results of the three- and nine-month periods ended September 30, 1997 are not necessarily indicative of the results to be expected for the full fiscal year. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.      RESTRUCTURING CHARGE

        In July 1997, as a result of continuing losses, the Company reorganized its operations into business units and effected a worldwide workforce reduction in order to lower the Company's overall cost structure and create greater focus on specific business opportunities. This restructuring resulted in a nonrecurring charge of approximately $17.1 million ($.50 per share) in the third quarter of 1997. This charge included severance related payments, excess facilities costs, the write-off of fixed assets and other restructuring-related items such as charges related to canceled contracts. The following summarizes this charge, the related write-off and cash paid in connection with the restructuring (dollars in thousands):

                              Severance      Excess
                              Payments     Facilities    Fixed Assets    Other        Total
                              --------     ----------    ------------    -----        -----

1997 restructuring charge     $ 7,025       $ 2,921       $ 6,270       $ 863       $ 17,079
Noncash write-off                  --            --        (6,270)         --         (6,270)
Cash paid                      (6,689)         (506)           --        (163)        (7,358)
                              -------       -------       -------       -----       --------
Accrued restructuring charge
  at September 30, 1997       $   336       $ 2,415       $    --       $ 700       $  3,451
                              =======       =======       =======       =====       ========

        Amounts related to severance with respect to the workforce reduction involved approximately 300 employees, primarily in sales and marketing, product development and general and administrative functions at the Company's domestic and European locations. Amounts related to facilities reflect the cost of the lease of the excess space arising primarily from the consolidation of the Company's Massachusetts headquarters and manufacturing facilities into the Company's North Andover, Massachusetts development offices.

                               FTP SOFTWARE, INC.
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


3.      DISCONTINUED OPERATIONS

        In September 1996, the Company announced a formal plan to spin off, through the sale to third parties, its collaborative lines of business and to discontinue other product lines. As a result, the Company recorded a $4.8 million charge to write down the related assets to estimated net realizable value at September 30, 1996. In the third quarter of 1997, the Company recorded an additional $2.0 million charge in connection with the termination of a long-term obligation associated with one of those lines of business.

4.      LEGAL PROCEEDINGS

        In March 1996, a class action lawsuit was filed in the United States District Court for the District of Massachusetts, naming the Company and certain of its current and former officers as defendants. The lawsuit, captioned LAWRENCE M. GREEBEL V. FTP SOFTWARE, INC., ET AL., Civil Action No. 96-10544, alleges that the defendants publicly issued false and misleading statements and omitted to disclose material facts necessary to make such statements not false and misleading, which the plaintiffs contend caused an artificial inflation in the price of the Company's common stock. Specifically, the original complaint alleged that the defendants knowingly concealed adverse facts and made false or misleading forward and non-forward looking statements concerning the operating results and financial condition of the Company, the effects of the Company's July 1995 corporate restructuring and changing competitive factors in the Company's industry. The lawsuit, which is purportedly brought on behalf of a class of purchasers of the Company's common stock during the period from July 14, 1995 to January 3, 1996, alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10b-5 thereunder and seeks relief in the form of unspecified compensatory damages, costs and expenses and such other relief as the court deems proper and just. In August 1996, plaintiffs filed an amended complaint adding allegations concerning what plaintiffs claim were wrongful sales and accounting practices by the Company during the class period, but asserting the same causes of action as the original complaint. In October 1996, the Company filed a motion to dismiss the complaint on the grounds that the plaintiffs had not met the pleading requirements of the Private Securities Litigation Reform Act of 1995. The motion was denied by the court on February 13, 1997. As a result, the case is now in the discovery phase.

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

        In February 1996, a class action lawsuit, captioned RICHARD ZEID AND SIOM MISRAH, ET AL. V. JOHN KIMBERLEY, FRANK M. RICHARDSON, MARK A. ROWLINSON AND FIREFOX COMMUNICATIONS, INC., Case No. C96 20136, was filed in the United States District Court for the Northern District of California, San Francisco Division (transferred to the San Jose Division), naming Firefox and certain of its current and former officers and former directors as defendants. The original complaint alleged that the defendants

                               FTP SOFTWARE, INC.
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


misrepresented or failed to disclose material facts about Firefox's operations and financial results, which the plaintiffs contended resulted in an artificial inflation in the price of Firefox's common stock. The suit was purportedly brought on behalf of a class of purchasers of Firefox's common stock during the period from August 3, 1995 to January 2, 1996. The complaint alleged claims for violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder and sought relief in the form of unspecified compensatory damages, pre- and post-judgment interest, attorneys' and expert witness fees and such extraordinary, equitable and/or injunctive relief as permitted by law, equity and the federal statutory provisions under which the suit was brought. In June 1996, the District Court entered an order dismissing plaintiffs' complaint. In the order, the court dismissed with prejudice certain of plaintiffs' claims that warnings and disclosures in Firefox's Form 10-Qs were false and misleading, while granting plaintiffs permission to amend their complaint as it concerned certain of plaintiffs' claims that Firefox was responsible for false and misleading analysts reports, Firefox statements and financial statements.

        In July 1996, plaintiffs filed their amended complaint. The amended complaint alleged that defendants misrepresented or failed to disclose material facts about Firefox's operations and financial results which the plaintiffs contended resulted in an artificial inflation of the price of Firefox's common stock. The amended complaint was purportedly brought on behalf of a class of purchasers of Firefox's common stock during the period from July 20, 1995 to January 2, 1996. The amended complaint again alleged claims for violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder and sought relief in the form described above. Specifically, the amended complaint alleged that defendants knew allegedly material adverse non-public information about Firefox's financial results and business conditions which allegedly was not disclosed, that they improperly directed that certain sales and revenues be recognized and failed to keep adequate reserves and that they participated in drafting, reviewing and/or approving allegedly misleading statements, releases, analysts reports and other public representations, including disclaimers and warnings of and about Firefox. The amended complaint also alleged that John A. Kimberley, then an officer and director of Firefox, and Frank Richardson, a former officer and director of Firefox, were liable as "controlling persons" of Firefox. In September 1996, Firefox filed a motion to dismiss the amended complaint on the grounds that the plaintiffs had not met the pleading requirements of the Private Securities Litigation Reform Act of 1995. On May 8, 1997, the court dismissed the amended complaint on such grounds, without leave to amend. Plaintiffs have appealed the dismissal; plaintiffs' appellate brief is due in November 1997.

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

5.      EARNINGS PER SHARE

        In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which is effective for fiscal years ending after December 15, 1997, including interim periods, and requires the presentation of basic

                               FTP SOFTWARE, INC.
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


and diluted earnings per share ("EPS"). Basic EPS, which replaces primary EPS, excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS under the existing rules. This Statement requires restatement of all prior period EPS amounts presented after the effective date.

        Adoption of the provisions of SFAS No. 128 will have no impact on reported EPS for the three-and nine-month periods ended September 30, 1997 and 1996, as the effect of common stock equivalents would be anti-dilutive during such periods.

6.      OTHER RECENT ACCOUNTING PRONOUNCEMENTS

        In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. Management has not yet evaluated the effects of this change on its reporting of income. The Company intends to adopt SFAS No. 130 for its fiscal year ending December 31, 1998.

        In June 1997, the FASB also issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which changes the way public companies report information about operating segments. SFAS No. 131, which is based on the management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report entity-wide disclosures about products and services, major customers and the material countries in which the entity holds assets and reports revenue. Management has not yet evaluated the effects of this change on its reporting of segment information. The Company intends to adopt SFAS No. 131 for its fiscal year ending December 31, 1998.

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

        The Company is engaged in the design, development, marketing and support of open, secure and managed networking applications connectivity products that enable users to easily access and share information, regardless of computer platform, operating system or location.

        During the third quarter of 1997, the Company reorganized its business into two strategic business units: the VIP Network(TM) Applications Business Unit, to develop and market the Company's client and web-based networking applications products; and the IP Technology Business Unit, to develop and market the Company's server-based networking products. The Company effected this restructuring in order to create greater focus on the different product, sales and economic models that will most effectively enable the Company to take advantage of strategic opportunities in its various product categories. In connection with the restructuring, and in order to reduce its overall cost structure, the Company also effected a reduction in its worldwide workforce in continuing operations of approximately 44%. The restructuring was substantially complete, and Company had paid a substantial majority of all related expenses (including severance expenses), as of the end of the third quarter of 1997. The Company has recognized a pretax charge of approximately $17.1 million in the third quarter of 1997, of which approximately $7.0 million related to the workforce reduction, approximately $2.9 million related to the consolidation of the Company's Andover, Massachusetts headquarters and Wilmington, Massachusetts manufacturing facility into its North Andover, Massachusetts development offices, approximately $6.3 million related to the reduction of other physical assets, and approximately $0.9 consisted of other restructuring-related items such as charges related to canceled contracts. In addition, the Company's operating expenses for the third quarter of 1997 included approximately $8 million in transition-related expenses, consisting primarily of compensation expenses associated with personnel employed on a transitional basis through various periods ending on or before December 31, 1997 and with short-term retention incentives as well as certain transitional facilities expenses. Such expenses are expected to decrease in dollar amount in the fourth quarter of 1997.

        Looking forward, the Company expects to continue to make substantial investments in its businesses (including through internal and joint third party product development, marketing and distribution activities, licensing agreements and technology and other acquisitions) over the foreseeable future, through the use of the Company's internal cash resources, the issuance of shares of its common stock or other securities, or a combination thereof. There can be no assurance, however, that the capital resources necessary to make such investments will be available or that, if available, such resources will be on terms acceptable to the Company.

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

        Total revenue decreased to approximately $14.2 million for the third quarter of 1997 from approximately $22.3 million for the third quarter of 1996. Product revenue decreased to approximately $10.1 million for the third quarter of 1997 from approximately $18.2 million for the third quarter of 1996. Service revenue was approximately $4.1 million for the third quarter of both 1997 and 1996. As a percentage of total revenue, product revenue decreased to approximately 71% for the third quarter of 1997 from approximately 82% for the third quarter of 1996 while service revenue increased to approximately 29% for the third quarter of 1997 from approximately 18% for the third quarter of 1996.

        Total revenue decreased to approximately $53.3 million in the first nine months of 1997 from approximately $74.9 million in the first nine months of 1996. Product revenue decreased to approximately $40.0 million in the first nine months of 1997 from approximately $62.8 million in the first nine months of 1996. Service revenue increased to approximately $13.3 million in the first nine months of 1997 from approximately $12.1 million in the first nine months of 1996. As a percentage of total revenue, product revenue decreased to approximately 75% for the first nine months of 1997 from approximately 84% for the first nine months of 1996 while service revenue increased to approximately 25% for the first nine months of 1997 from approximately 16% for the first nine months of 1996.

        PRODUCT REVENUE. Product revenue decreased for the three- and nine-month periods ended September 30, 1997 compared to same periods of 1996 primarily as a result of decreases in sales volumes and sales prices for certain of the Company's products over such periods, which the Company believes were primarily attributable to the increase in lower-priced or no cost TCP/IP connectivity products introduced by certain of the Company's competitors commencing in late 1995, an increase in competition in the networking applications segment of the networking software industry during 1997 and, to a lesser extent, a decrease in customer demand for DOS- and 16-bit Windows-based products during 1996 and 1997. The Company also believes that disruption of the business activities of the Company resulting from its July 1997 reorganization and a decrease in sales in Europe during the third quarter of 1997, which the Company attributes to the factors described above, as well as a transitional delay in sales resulting from the implementation during the third quarter of 1997 of the Company's plans to increase sales in the U.S. through indirect channels, may have contributed to the decrease in sales for the third quarter of 1997. See also "-- Factors Affecting Revenue" below. Product revenue for the three- and nine-month periods ended September 30, 1997 were lower than expected by the Company due in significant part to lower than expected sales (i) in Europe and the Asia Pacific region, for the reasons described under "-- International Revenue" below, (ii) to the U.S. government, primarily as a result of the increase in competition in the networking applications business, and (iii) from the Company's gateway and server products, attributable in significant part to difficulties in the integration of the organizations of the Company and Firefox Communications Inc. ("Firefox"), which the Company acquired in July 1996.

        SERVICE REVENUE. Service revenue for the third quarter of both 1997 and 1996 was approximately $4.1 million, although service revenue for the first nine months of 1997 exceeded service revenue for the first nine months of 1996. The dollar increase in service revenue in the first nine months of 1997 compared to the first nine months of 1996 was primarily attributable to growth over such periods in FTP's installed product base from which such revenues are obtained. The Company believes that the decrease in growth in service revenue for the third quarter of 1997 compared to the preceding quarters of 1997 was primarily a result of adverse customer reaction to a new support program offered by the Company during the second quarter of 1997 and to the disruption in the business activities of the Company resulting from the Company's July 1997 reorganization. See "-- Factors Affecting Revenue" below.

        INTERNATIONAL REVENUE. International sales consist of export sales, primarily to customers in Europe, Asia Pacific, Canada and Latin America. International sales of approximately $5.0 million and $9.5 million accounted for approximately 35% and 43% of the Company's total revenue for the third quarter of 1997 and 1996, respectively. International sales of approximately $22.7 million and $33.2 million accounted for approximately 43% and 44% of the Company's total revenue for the first nine months of 1997 and 1996, respectively. The dollar decreases in the third quarter of 1997 and the first nine months of 1997 compared to the same periods in 1996 were attributable in substantial part to the disruption of the Company's business activities resulting from its July 1997 reorganization, which affected total Company sales, decreases in sales to customers in Europe and the Asia Pacific region, which are primarily attributable to the factors that resulted in the decrease in total product revenue described above under "-- Product Revenue" as well as, in the case of Asia Pacific sales, to a delay in the localization of certain of the Company's products and a period of negative foreign currency rates which resulted in a relative increase in the price of the Company's products. International sales decreased as a percentage of total revenue in the three- and nine-month periods ended September 30, 1997 compared to the same periods of 1996 primarily as a result of the decrease in sales to customers in Europe in the third quarter of 1997.

        The Company prices, invoices and collects international sales primarily in United States dollars. To date, currency fluctuations have not had a material effect on the Company's results of operations and financial condition. The Company intends to begin selling certain of its products in Europe directly from the U.K. commencing late in the fourth quarter of 1997 or in early 1998; however, the Company anticipates that substantially all of such sales will continue to be paid in U.S. dollars.

        FACTORS AFFECTING REVENUE. As indicated above, the Company has experienced a decrease in sales volumes since 1995 and a decrease in sales prices for certain of the Company's products during 1996 and early 1997, all of which the Company believes are primarily attributable to increased competition, particularly the increase during 1997 in competition in the networking applications software market, as well as to technological changes in the market. Looking forward, the Company anticipates that some or all of these trends will continue, and believes that the Company's future is substantially dependent on the successful implementation of its new strategy, including its new product strategy focused on the emerging web-based networking applications software market. This in turn depends on the ability of the Company (i) to create greater focus on specific product opportunities and customer needs within the Company's product categories, (ii) to formulate and implement its sales and distribution strategies to most effectively take advantage of strategic opportunities in its various product categories, particularly in the United States, (iii) to successfully develop new product strategies and to timely release new products and product enhancements, (iv) to take advantage of the emerging web-based networking applications software market and the continued development of such market and (v) to enter into and implement strategic alliances and OEM relationships to develop necessary products or technologies, to expand the Company's distribution channels or to jointly market or gain market awareness for the Company's products. If the Company is unsuccessful in any such regard, or if the web-based networking applications software market does not develop as anticipated by the Company, the Company believes that the trends described above will continue to have a material adverse effect on the Company's business, results of operations and financial condition. Even if the Company is successful in implementing its new business strategy, there can be no assurance that it will result in a material improvement in the Company's business, results of operations or financial condition.

        The restructuring of the Company described above has required the dedication of management and other resources that has temporarily detracted from attention to the daily business of the Company, which has caused a disruption of the business activities and a loss of momentum in the business of the Company and, as a result, had an adverse effect on the Company's results of operations for the second and third quarters of 1997 and may have an adverse effect on the Company's results of operations for the fourth quarter of 1997.

        The number of the Company's employees has decreased significantly during 1997, both prior to and as a result of the Company's July 1997 restructuring. The Company believes this decrease may also have contributed to the decline in the Company's operating results for the three- and nine-month periods ended September 30, 1997. The Company experienced a substantial loss of personnel during 1996 and the first quarter of 1997, which the Company believes was attributable to increased competition for qualified personnel in the industry, the decline in the Company's financial results and the market prices of its common stock during 1996 and, to a lesser extent, the integration of Firefox. In connection with its July 1997 restructuring, the Company reduced its workforce by approximately 300 employees. The Company expects that it will experience additional attrition during the remainder of 1997. The Company's ability to maintain or increase revenue will depend in part on its ability to hire, retain and train qualified personnel.

        During the third quarter of 1997, the Company implemented its plans to increase its focus in the United States on sales through distributors, value-added resellers, systems integrators and OEMs rather than direct sales, by entering into an agreement with a third party that provides for the sale by such party on behalf of the Company of certain subscription services, support services and products in the U.S. and Canada, with certain limited geographic exclusivity with respect to certain of such services. As noted above, the Company believes that the transition to an indirect sales model may have resulted in a delay in sales during the third quarter of 1997. While such arrangement is intended to increase sales of the Company's products and services in the U.S., there can be no assurance that such arrangement will be successful or that sales of such products and services will not decrease as a result. The Company continues to evaluate its other distribution channels in the ordinary course of business. Additional changes in distribution channels may adversely affect sales of the Company's products and consequently may adversely affect the Company's business, financial condition and results of operations, at least in the near term. Any material increase in sales through indirect channels may have an adverse effect on the Company's operating margins due to the lower per unit revenue realized by the Company on sales through indirect channels if the Company is unable to proportionately reduce selling, general and administrative expenses.

        Due to the encryption and other technology contained and expected to be contained in certain of the Company's current and planned products, such products are and will be subject to U.S. export controls, and there can be no assurance that such export controls will not limit the Company's ability to distribute such products outside the United States or that international customers will accept the products that the Company is allowed to export under such controls, which could have a material adverse effect on the Company's business, results of operations and financial condition.

        During the second quarter of 1997, the Company implemented two changes to its customer support and service programs. First, the Company modified its customer support program to separately provide and invoice for customer support and customer product updates. As a result of negative customer reaction to this change, the Company returned to a bundled customer support and product update program in the third quarter of 1997. Second, the Company opened a service and support center in Europe. While these changes are intended to increase revenue, there can be no assurance that this will be the case or that such changes will not have a material adverse effect on the Company's revenue if customers react negatively to these changes.

        See "-- Liquidity and Capital Resources" below for a description of certain legal proceedings and Appendix A, "Cautionary Factors Relevant to Forward-Looking Statements," for additional discussion of the factors described above and other factors which may affect the Company's business, financial condition and results of operations.

        GROSS MARGIN

        Product gross margin as a percentage of product revenue was approximately 72% and 90% in the third quarter of 1997 and 1996, respectively. Product gross margin as a percentage of product revenue was approximately 76% and 93% in the first nine months of 1997 and 1996, respectively. These decreases resulted primarily from the decrease in product revenue described under "-- Product Revenue" above. Amortization expense was approximately $1.4 million and $0.9 million in the third quarter of 1997 and 1996, respectively, and approximately $4.1 million and $1.7 million in the first nine months of 1997 and 1996, respectively.

        Service gross margin as a percentage of service revenue was approximately 49% and 39% in the third quarter of 1997 and 1996, respectively, and approximately 41% and 39% in the first nine months of 1997 and 1996, respectively. These increases were primarily due to a decrease in technical support personnel resulting from the Company's July 1997 restructuring and workforce reduction.

        The gross margins reported above are not necessarily indicative of gross margin for future periods, which may vary significantly depending on, among other things, changes in product mix resulting from the Company's new strategy, price competition, technological changes, cost changes and changes in product distribution channels.

        SALES AND MARKETING

        Sales and marketing expenses decreased to approximately $10.3 million in the third quarter of 1997 from approximately $10.8 million in the third quarter of 1996. Such expenses as a percentage of total revenue were approximately 72% and 49% in the third quarter of 1997 and 1996, respectively. Sales and marketing expenses increased to approximately $37.7 million in the first nine months of 1997 from approximately $33.0 million in the first nine months of 1996. Such expenses as a percentage of total revenue were approximately 71% and 44% for the nine-month periods ended September 30, 1997 and 1996, respectively. The $0.5 million decrease in the third quarter of 1997 reflects the reduction in expense resulting from the Company's July 1997 reorganization and workforce reduction, and a reduction in the levels of the Company's advertising and tradeshow activities in the third quarter of 1997, offset by the cost of employee retention incentives put in place during the third quarter of 1997. The $4.7 million increase in the first nine months of 1997 was primarily the result of (i) an increase in compensation expenses resulting from a general increase in the compensation levels of sales and marketing employees over such periods, (ii) expenses related to an increase in sales personnel over such periods, primarily in the first six months of 1997, and (iii) increases in the levels of advertising, trade show and international marketing activities over such periods, primarily in the first six months of 1997. The percentage increases over these periods were primarily due to the decrease in total revenue over such periods described above under "-- Total Revenue."

        FTP expects that sales and marketing expenses during the remainder of 1997 will continue to decrease in dollar amount as a result of the Company's July 1997 restructuring.

        PRODUCT DEVELOPMENT

        Product development expenses decreased to approximately $6.3 million in the third quarter of 1997 from approximately $44.6 million in the third quarter of 1996, representing approximately 44% and 200% of total revenue for each period, respectively. Product development expenses decreased to approximately $22.6 million in the first nine months of 1997 from approximately $57.2 million in the first nine months of 1996, representing approximately 42% and 76% of total revenue for each period, respectively.

        The decrease in product development expenses of approximately $38.3 million and $34.6 million for the three- and nine-month periods ended September 30, 1997, respectively, are primarily attributable to the charge in the third quarter of 1996 of approximately $37.9 million for acquired in-process technology related to the July 1996 acquisition of Firefox. Excluding such charge, product development expenses decreased to approximately $6.3 million for the three-month period ended September 30, 1997 from approximately $6.7 million for the three-month period ended September 30, 1996, representing approximately 44% and 30% of total revenue for each period, respectively. Again excluding such charge, product development expenses increased to approximately $22.6 million for the nine-month period ended September 30, 1997 from approximately $19.3 million for the nine-month period ended September 30, 1996, representing approximately 42% and 26% of total revenue for each period, respectively. The $0.4 million decrease in the third quarter of 1997 primarily reflects the reduction in expenses resulting from the Company's July 1997 reorganization and workforce reduction. The $3.3 million increase in the first nine months of 1997 was primarily due to an increase in compensation expense related to an increase in development personnel over such period (resulting primarily from the Firefox acquisition), net of the effect of the workforce reduction effected in connection with the Company's July 1997 reorganization.

        FTP expects that product development expenses during the remainder of 1997 will continue to decrease in dollar amount as a result of the Company's July 1997 restructuring.

        GENERAL AND ADMINISTRATIVE

        General and administrative expenses decreased to approximately $3.8 million in the third quarter of 1997 from approximately $5.3 million in the third quarter of 1996, representing approximately 26% and 24% of total revenue for each period, respectively. General and administrative expenses decreased to approximately $12.7 million in the first nine months of 1997 from approximately $14.5 million in the first nine months of 1996. Such expenses as a percentage of total revenue were approximately 24% and 19% for the nine-month periods ended September 30, 1997 and 1996, respectively. The $1.5 million decrease in the third quarter of 1997 was primarily attributable to the reduction in expenses resulting from the Company's July 1997 reorganization. The $1.8 million decrease in the first nine months of 1997 was primarily the result of the incurrence in the second quarter of 1996 of approximately $1.0 million in severance-related expenses related to the Company's May 1996 workforce reduction and the reduction in expenses resulting from the Company's July 1997 reorganization and workforce reduction, partially offset by an increase in administrative expenses incurred in 1997 resulting primarily from an increase in general and administrative personnel over such period (due primarily to the Firefox acquisition). The percentage increases over these periods were primarily due to the decrease in total revenue over such periods described above under "-- Total Revenue."

        FTP expects that general and administrative expenses during the remainder of 1997 will continue to decrease in dollar amount as a result of the Company's July 1997 restructuring.

        LOSS FROM CONTINUING OPERATIONS

        The Company experienced a loss from continuing operations of approximately $28.1 million in the third quarter of 1997 compared to a loss from continuing operations of approximately $42.8 million in the third quarter of 1996, representing approximately 198% and 192% of total revenue for each period, respectively. The Company had a loss from continuing operations of approximately $54.4 million in the nine months ended September 30, 1997 compared to income from operations of approximately $41.9 million in the nine months ended September 30, 1996, representing approximately 102% and 56% of total revenue for each period, respectively.

        Excluding the restructuring charge of $17.1 million included in the three- and nine-month periods ended September 30, 1997 and the $37.9 million charge for acquired in-process technology included in the three- and nine-month periods ended September 30, 1996, the Company experienced a loss from continuing operations of approximately $11.0 million in the third quarter of 1997 compared to a loss from continuing operations of approximately $4.9 million in the third quarter of 1996, representing approximately 77% and 22% of total revenue for each period, respectively. Again excluding such charges, the Company had a loss from continuing operations of approximately $37.3 million in the nine months ended September 30, 1997 compared to income from operations of approximately $4.0 million in the nine months ended September 30, 1996, representing approximately 70% and 5% of total revenue for each period, respectively. These incremental losses were primarily due to the decrease in total revenue over such periods described under above "-- Total Revenue."

        INVESTMENT AND OTHER INCOME, NET

        Investment and other income, net, was approximately $0.7 million and $1.3 million in the third quarter of 1997 and 1996, respectively. Investment and other income, net, decreased to approximately $2.5 million in the first nine months of 1997 from approximately $3.5 million in the first nine months of 1996. The approximate $0.6 million decrease in the third quarter of 1997 compared to the third quarter of 1996 was primarily due to a reduction in the Company's cash and investment balances during such period. The approximate $1.0 million decrease in the first nine months of 1997 compared to the first nine months of 1996 was primarily due to the loss on disposals during the first quarter of 1997 of approximately $0.6 million in office equipment and leasehold improvements in connection with the subleasing by the Company of excess space at certain of its offices and a reduced cash and investment balance in 1997. The Company invests excess cash in high grade municipal bonds, U.S. government treasury obligations, high grade corporate obligations and equity investments.

        PROVISION FOR INCOME TAXES

        The provision for income taxes was approximately $0.2 million for the third quarter of 1997 and approximately $1.2 million for the first nine months of 1997 compared to an income tax benefit of approximately $2.4 million for the third quarter of 1996 and approximately $1.5 million for the first nine months of 1997. The provisions in 1997 represent certain foreign and state tax obligations which cannot be offset by the Company's net operating losses. Due to the uncertainty as to when the deferred tax assets may be realized, the Company has recorded a valuation allowance for all tax assets in excess of amounts available to be recovered pursuant to tax loss carrybacks. The provision for income taxes in the accompanying financial statements has been reclassified to report separately in all periods presented the provision for income taxes of discontinued operations.

        DISCONTINUED OPERATIONS

        In September 1996, the Company announced a formal plan to spin off, through the sale to third parties, its collaborative lines of business and to discontinue other selected product lines. Accordingly, these operations are treated as discontinued operations in the accompanying financial statements. Such financial statements have been restated to report separately in all periods presented the net assets and operating results of the discontinued operations. Net assets of discontinued operations consist primarily of cash, receivables, purchased software and fixed assets less accounts payable and accrued expenses. As a result, the Company recorded a $4.8 million charge to write down the related assets to estimated net realizable value at September 30, 1996. In the third quarter of 1997, the Company recorded an additional $2.0 million charge in connection with the termination of a long-term obligation associated with one of those lines of business.

LIQUIDITY AND CAPITAL RESOURCES

        At September 30, 1997, the Company had an aggregate of approximately $71.7 million in cash and cash equivalents, short-term investments and long-term investments. Of this amount, approximately $27.1 million was invested primarily in highly liquid investments with original maturities of three months or less, approximately $20.9 million was invested in short-term investments consisting of U.S. government obligations and commercial paper with maturities of less than one year, and approximately $23.7 million was invested in U.S. government obligations, commercial paper and municipal obligations with maturities of greater than one year.

        The Company used approximately $23.5 million of cash for continuing operations in the first nine months of 1997 and generated funds from continuing operations of approximately $16.4 million in the first nine months of 1996. The Company made capital expenditures of approximately $3.2 million and $6.2 million in the first nine months of 1997 and 1996, respectively.

        Accounts receivable, net, decreased to approximately $6.5 million at September 30, 1997 from approximately $16.6 million at December 31, 1996. This decrease is primarily attributable to the decrease in total revenue in the first nine months of 1997 described above under "-- Total Revenue."

         To date, inflation has not had a material impact on the Company's financial results.

        On March 14, 1996, a class action lawsuit was filed against FTP and certain of its current and former officers alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10b-5 thereunder. On February 23, 1996, a class action lawsuit was filed against Firefox and certain of its current and former officers and former directors also alleging violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5. For a more detailed description of these legal proceedings, see Note 4 to the Company's unaudited consolidated financial statements included above. Each of FTP and Firefox has reviewed the allegations in the lawsuit against it, believes such allegations to be without merit and intends to defend itself and its officers vigorously. In order to support an adequate defense, each of FTP and Firefox has spent and expects to continue to spend substantial sums for legal and expert fees and costs. The costs of defending each lawsuit and the ultimate outcome of each lawsuit are uncertain and cannot be estimated. If the lawsuit against FTP were ultimately determined adversely to FTP, or if the lawsuit against Firefox were ultimately determined adversely to Firefox, such company could be required to pay a substantial judgment, which could have a material adverse effect on the Company's consolidated business, financial condition and results of operations.

        Looking forward, the Company believes that its available cash, cash equivalents and short-term investments will be sufficient to fund its ordinary operating expenses at least through 1998. As noted under "-- Overview; Recent Developments" above, the Company expects to make substantial investments in the development of products and technologies necessary to implement its new strategy. There can be no assurance, however, that the capital resources necessary to make such investments will be available or that, if available, such resources will be on terms acceptable to the Company.

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

10.3 Amendment No. 2 to Indenture of Lease between the Company and North Andover Mills Realty dated as of January 6, 1993(1)

10.4 Amendment No. 3 to Indenture of Lease between the Company and North Andover Mills Realty dated as of June 18, 1993(1)

10.5 Amendment No. 4 to Indenture of Lease between the Company and North Andover Mills Realty dated as of September 30, 1993(1)

10.6 Amendment No. 5 to Indenture of Lease between the Company and North Andover Mills Realty Limited Partnership dated August 12, 1995(1)

10.7 Employment Agreement between the Company and Glenn C. Hazard dated as of July 29, 1996(3)

10.8 Amendment No. 1 to Employment Agreement between the Company and Glenn C. Hazard dated as of June 19, 1997(5)

EXHIBIT NO.    TITLE
-----------    -----

10.9 Amendment No. 2 to Employment Agreement between the Company and Glenn C. Hazard dated as of September 4, 1997*

10.10 Employment Agreement between the Company and Douglas F. Flood dated as of July 23, 1996(3)

10.11 Amendment No. 1 to Employment Agreement between the Company and Douglas F. Flood dated as of June 19, 1997(5)

10.12 Amendment No. 2 to Employment Agreement between the Company and Douglas F. Flood dated as of September 4, 1997*

10.13 Employment Agreement between the Company and John H. Keller dated as of July 23, 1996(3)

10.14 Employment Agreement between the Company and John A. Kimberley dated as of the "Effective Date" of the Firefox merger(3)

10.15 Amendment No. 1 to Employment Agreement between the Company and John A. Kimberley dated as of June 19, 1997(5)

10.16 Employment Agreement between the Company and Peter R. Simkin dated as of the "Effective Date" of the Firefox merger, together with Amendment No. 1 thereto dated August 24, 1996(3)

10.17          Amendment No. 2 to Employment Agreement between Company and Peter
               R. Simkin dated as of December 15, 1996(4)

10.18          Amendment No. 3 to Employment Agreement between Company and Peter
               R. Simkin dated as of June 19, 1997(5)

10.19 Employment Agreement between the Company and James A. Tholen dated as of April 6, 1997(5)

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

10.27 Indenture of Lease between the Company and Andover Mills Realty Limited Partnership dated as of October 1, 1993(1)

10.28 Amendment No. 1 to Indenture of Lease between the Company and Andover Mills Realty Limited Partnership dated as of February 10, 1994(1)

10.29 Amendment No. 2 to Indenture of Lease between the Company and Andover Mills Realty Limited Partnership dated as of June 7, 1995(1)

11             Weighted Shares Used in Computation of Earnings Per Share*

27             Financial Data Schedule*

99             Cautionary Statements Relevant to Forward-Looking Statements(6)

----------
* Filed with this Report.

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

(5) Included as an exhibit to, and incorporated in this Report by reference to, the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 filed with the Commission on August 14, 1997.

(6) Included as, and incorporated by reference to, Appendix A to this Report.




        b.      REPORTS ON FORM 8-K

        The Company filed the following Reports on Form 8-K during the quarter ended September 30, 1997:

        Report on Form 8-K dated July 17, 1997, relating to the Company's press release announcing the restructuring of its business into strategic business units, including a reduction in the Company's worldwide workforce and a related restructuring charge, as well as certain information relating to the Company's financial results for the quarter ended June 30, 1997.

        Report on Form 8-K dated August 19, 1997, relating to the Company's press release announcing the completion of the plans regarding the restructuring of its business into strategic business units.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               FTP SOFTWARE, INC.


Date: November 14, 1997        By: /s/ James A. Tholen
                                   --------------------------------------------
                                   James A. Tholen,
                                   Senior Vice President and
                                   Chief Financial and Operating Officer
                                   (principal financial and accounting officer)

                                   APPENDIX A

                               CAUTIONARY FACTORS

        FROM TIME TO TIME MANAGEMENT OF FTP SOFTWARE, INC. ("FTP" OR THE "COMPANY") HAS MADE, AND MAY IN THE FUTURE MAKE, FORWARD-LOOKING STATEMENTS, BASED ON MANAGEMENT'S THEN-CURRENT EXPECTATIONS, INCLUDING STATEMENTS MADE IN SECURITIES AND EXCHANGE COMMISSION FILINGS, STATEMENTS MADE IN PRESS RELEASES AND ORAL STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. ALL FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS FOR A VARIETY OF REASONS. THESE REASONS INCLUDE, BUT ARE NOT LIMITED TO, COMPETITION, TECHNOLOGICAL AND OTHER MARKET CHANGES AND OTHER FACTORS OUTLINED BELOW AND IN "ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" OF THE COMPANY'S REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1997 (THE "FORM 10-Q") TO WHICH THIS APPENDIX IS ATTACHED.

        As used in this Appendix, the term the "Company" generally refers to FTP and its subsidiaries, including Firefox Communications Inc. ("Firefox"), which the Company acquired in July 1996.

        Competition. The software industry is extremely competitive, and is characterized by evolving industry standards, frequent introduction of new products and product enhancements, and continuous improvement in product reliability, compatibility, memory use and performance. The Company's networking software products compete with major computer and communications systems vendors, including Microsoft Corporation ("Microsoft"), Novell, Inc. ("Novell") and Sun Microsystems, Inc. ("Sun"), as well as smaller networking software companies, such as Hummingbird Communications Ltd. and NetManage, Inc. Some of the Company's competitors have substantially greater financial, technical, sales, marketing and other resources than the Company, as well as greater name recognition and a larger installed customer base. In addition, the Company's core product lines are based upon the Transmission Control Protocol/Internet Protocol ("TCP/IP"), an open non-proprietary data communications protocol suite. Several of the Company's competitors have developed proprietary networking applications and certain of such vendors, including Novell, provide a TCP/IP protocol suite in their products at little or no additional cost. Microsoft has embedded a TCP/IP protocol suite in its Windows 95 and Windows NT operating systems. The introduction of such protocol suites has resulted in a decrease in sales volumes of, and sales prices for, certain of the Company's products, which materially adversely affected the Company's results of operations in 1996 and the first nine months of 1997 and is expected to continue to have this effect, at least in the near term. The Company is also facing competition from makers of terminal emulation software, such as Attachmate Corporation and Wall Data, Inc. In addition, existing competitors could devote additional resources to the development of TCP/IP or expand their existing TCP/IP product lines. Increased competition from existing or new products could adversely affect demand for the Company's products and has led, and could continue to lead, to increased price competition and other concessions, adversely affecting the Company's gross margins and operating results.

        There can be no assurance that the Company will be able to compete successfully against current or future competitors. Competitive pressures faced by the Company had a material adverse effect on its business, financial condition and results of operations during 1996 and have had and are expected to continue to have such an effect during 1997.

        Rapid Technological and Other Market Changes; Dependence on New Products. The market for networking software products and technologies is subject to rapid changes in technology and customer preferences, such as the decrease in customer demand for DOS- and 16-bit Windows-based products, the embedding of competing products into new PCs, and the emergence of the web-based networking applications market. The Company's growth and future financial performance will depend upon its ability to successfully and timely implement the Company's new business unit and product strategy described under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Form 10-Q and to develop and introduce new products and enhancements of existing products that accommodate the latest technological advances and customer requirements, and also on its ability to increase unit volume sales of its connectivity and other products and to generate significant product revenues from products currently under development. Any failure to increase revenues from connectivity products or to generate significant revenues from such other products could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that new products or product enhancements will be developed or marketed successfully by the Company on a timely basis or at all, that any new product or product enhancements will achieve market acceptance, that other software vendors will not develop and market solutions or products which are superior to the Company's products or that any such other solutions or products will not achieve greater market acceptance. In addition, the ability of the Company to develop and market new products and product enhancements is dependent in part on upon its ability to enter into and implement certain strategic alliances as described below under "Reliance on Strategic Alliances and OEM Relationships" and its ability to hire and retain qualified employees as described below under "Impact of Restructuring; Changes in Personnel." Any failure by the Company to anticipate or respond adequately to changes in technology and customer preferences, to develop and introduce new products or product enhancements in a timely fashion, or to hire and retain qualified employees, could have a material adverse effect on its business, financial condition and results of operations.

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

        Impact of Restructuring; Changes in Personnel. As described in the Form 10-Q, the Company's July 1997 restructuring has required the dedication of management and other resources that has temporarily detracted from attention to the daily business of the Company, which has caused a disruption of the business activities and a loss of momentum in the business of the Company and, as a result, had an adverse effect on the Company's results of operations for the second and third quarters of 1997 and may have such an effect on the Company's results of operations for the fourth quarter of 1997.

        As also described in the Form 10-Q, the number of the Company's employees has decreased significantly during 1997, both prior to and as a result of the Company's July 1997 restructuring. The Company believes that this decrease may also have contributed to the decline in the Company's operating results for the three- and nine-month periods ended September 30, 1997. The Company experienced a substantial loss of personnel during the latter half of 1996 and the first quarter of 1997, which the Company believes was attributable to increased competition for qualified personnel in the industry, the decline in the Company's financial results and the market prices of its common stock during 1996 and, to a lesser extent, the integration of Firefox. In connection with its July 1997 restructuring, the Company reduced its workforce by approximately 290 employees.

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

        Interoperability with Third Party Products and Technologies. Because certain of the Company's products incorporate software and other technologies developed and maintained by third parties, the Company is to a certain extent dependent upon such third parties' ability to enhance their current products, to develop new products that will meet changing customer needs on a timely and cost-effective basis, and to respond to emerging industry standards and other technological changes. There can be no assurance that the Company would be able to replace the functionality provided by the third party technologies currently offered in conjunction with the Company's products if those technologies become unavailable to the Company or obsolete or incompatible with future versions of the Company's products or market standards. The absence of or any significant delay in the replacement of that functionality could have a material adverse effect on the Company's business, financial condition and results of operations. As described below under "Reliance on Strategic Alliances and OEM Relationships," the Company may from time to time enter into strategic alliances providing for the joint development of certain future products, and therefore expects that its products could increasingly include technologies of third parties.

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

        Distribution Risks. Historically, the Company has relied significantly on its independent distributors, systems integrators and value-added resellers for certain elements of the marketing and distribution of its products. The agreements in place with these organizations are generally non-exclusive. These organizations are not within the control of the Company, may represent other product lines in addition to those of the Company and are not obligated to purchase products from the Company. There can be no assurance that such organizations will give a high priority to the marketing of the Company's products, and such organizations may give a higher priority to other products, which may include the products of the Company's competitors. Actions of this nature by such organizations could result in a lower sales effort applied to the Company's products and a consequent reduction in the Company's operating results. The Company's results of operations can also be materially adversely affected by changes in the inventory strategies of its resellers, which can occur rapidly and in many cases may not be related to end user demand.

        During the third quarter of 1997, the Company implemented its plans to increase sales in the U.S. through distributors, value-added resellers, systems integrators and OEMs rather than direct sales, by entering into an agreement with a third party that provides for the sale by such party on behalf of the Company of certain subscription services, support services and products in the U.S. and Canada, with certain limited geographic exclusivity with respect to certain of such services. While such arrangement is intended to increase sales of the Company's products and services in the U.S., there can be no assurance that such arrangement will be successful or that sales of such products and services will not decrease as a result. The Company continues to evaluate its other distribution channels in the ordinary course of business. Additional changes in distribution channels may adversely affect sales of the Company's products and consequently may adversely affect the Company's business, financial condition and results of operations, at least in the near term. Any material increase in sales through indirect channels may have an adverse effect on the Company's operating margins due to the lower per unit revenue realized by the Company on sales through indirect channels if the Company is unable to proportionately reduce selling, general and administrative expenses.

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

        International Sales. Sales outside the United States accounted for approximately 42%, 46% and 44% of the Company's total revenues in 1996, 1995 and 1994, respectively. Sales in the United Kingdom accounted for approximately 39% and 40% of Firefox's net revenues in 1995 and 1994, respectively. The Company expects that sales outside the United States will continue to account for a substantial portion of revenue for the foreseeable future. Growth in international sales is expected to be a significant factor in the future success of the Company. The Company's international sales decreased in 1996 and the first nine months of 1997, particularly in the third quarter of 1997, primarily as a result of increased competition, lower sales prices and, beginning in the second half of 1996, decreased sales volumes as described above. There can be no assurance that the Company will be able to maintain or increase international sales of its products or that its international distribution channels will be able to service and support its products adequately. See also "Government Regulation and Legal Uncertainties" below.

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

        Reliance on Strategic Alliances and OEM Relationships. In addition to internal development of new products and technologies, the future success of the Company depends to a certain extent on the ability of the Company to enter into and implement strategic alliances and OEM relationships to develop necessary products or technologies, to expand the Company's distribution channels or to jointly market or gain market awareness for the Company's products. There can be no assurance that the Company will be successful in identifying or developing such alliances and relationships or that such alliances and relationships will achieve their intended purposes.

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

        Although the Company currently has no issued patents, the number of patents granted on software inventions is increasing. Consequently, there is a growing risk of third parties asserting patent claims against the Company. As of November 11, 1997, the Company had not received any notice from a third party alleging any material patent infringement. However, in the future, the Company may receive communications from third parties asserting that the Company's products infringe, or may infringe, the patents or other proprietary rights of such third parties, or seeking indemnification against such infringement, or asserting that the Company must obtain a license from such third parties. Such communications, and any resulting litigation, could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, financial condition and results of operations. If any claims or actions were to be asserted against the Company and the Company were required to seek a license of a third party's intellectual property, there can be no assurance that the Company would be able to acquire such a license on reasonable terms or at all, and no prediction can be made about the effect that such license might have on the Company's business, financial condition or results of operations. Should litigation with respect to any such claim commence, such litigation could be extremely expensive and time consuming and could materially adversely affect the Company's business, financial condition and results of operations regardless of the outcome of the litigation.

        Government Regulation and Legal Uncertainties. The Company is not currently subject to direct regulation by any government agency, other than regulations applicable to business generally, and (with the exception of regulations controlling the export and import of encryption and other technology referred to below) there are currently few laws or regulations directly applicable to access to or commerce on the Internet. However, due to the increasing popularity and use of the Internet, it is possible that various laws and regulations may be adopted with respect to the Internet, covering issues such as user privacy, pricing and characteristics and quality of products and services. The adoption of any such laws or regulations may decrease the growth of the Internet, which could in turn decrease the demand for certain of the Company's products and increase the Company's cost of doing business or otherwise have an adverse effect on the Company's business, financial condition and results of operations. Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, libel and personal privacy is uncertain.

        Due to the encryption and other technology contained in certain of the Company's products, such products are subject to U.S. export controls. There can be no assurance that such export controls, either in their current form or as may be subsequently enacted, will not limit the Company's ability to distribute products outside of the United States or electronically or that international customers will accept the products that the Company is allowed to export within the limits of those controls. While the Company takes precautions against unlawful exportation, the global nature of the Internet makes it virtually impossible to effectively control the distribution of the Company's products. In addition, federal or state legislation or regulation may further limit levels of encryption or authentication technology. Any such export restrictions, new legislation or regulation or unlawful exportation could have a material adverse effect on the Company's business, financial condition and results of operations.

        Legal Proceedings Against FTP and Firefox. See Note 4 of the notes to the Company's unaudited consolidated financial statements included in the Form 10-Q for a description of certain legal proceedings against FTP and Firefox which could materially adversely affect the Company's future business, operations and financial condition.

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

10.4 Amendment No. 3 to Indenture of Lease between the Company and North Andover Mills Realty dated as of June 18, 1993(1)

10.5 Amendment No. 4 to Indenture of Lease between the Company and North Andover Mills Realty dated as of September 30, 1993(1)

10.6 Amendment No. 5 to Indenture of Lease between the Company and North Andover Mills Realty Limited Partnership dated August 12, 1995(1)

10.7 Employment Agreement between the Company and Glenn C. Hazard dated as of July 29, 1996(3)

10.8 Amendment No. 1 to Employment Agreement between the Company and Glenn C. Hazard dated as of June 19, 1997(5)

10.9 Amendment No. 2 to Employment Agreement between the Company and Glenn C. Hazard dated as of September 4, 1997*

10.10 Employment Agreement between the Company and Douglas F. Flood dated as of July 23, 1996(3)

10.11 Amendment No. 1 to Employment Agreement between the Company and Douglas F. Flood dated as of June 19, 1997(5)

10.12 Amendment No. 2 to Employment Agreement between the Company and Douglas F. Flood dated as of September 4, 1997*

10.13 Employment Agreement between the Company and John H. Keller dated as of July 23, 1996(3)

EXHIBIT NO.     TITLE
-----------     -----

10.14 Employment Agreement between the Company and John A. Kimberley dated as of the "Effective Date" of the Firefox merger(3)

10.15 Amendment No. 1 to Employment Agreement between the Company and John A. Kimberley dated as of June 19, 1997(5)

10.16 Employment Agreement between the Company and Peter R. Simkin dated as of the "Effective Date" of the Firefox merger, together with Amendment No. 1 thereto dated August 24, 1996(3)

10.17 Amendment No. 2 to Employment Agreement between Company and Peter R. Simkin dated as of December 15, 1996(4)

10.18 Amendment No. 3 to Employment Agreement between Company and Peter R. Simkin dated as of June 19, 1997(5)

10.19 Employment Agreement between the Company and James A. Tholen dated as of April 6, 1997(5)

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

10.27 Indenture of Lease between the Company and Andover Mills Realty Limited Partnership dated as of October 1, 1993(1)

10.28 Amendment No. 1 to Indenture of Lease between the Company and Andover Mills Realty Limited Partnership dated as of February 10, 1994(1)

10.29 Amendment No. 2 to Indenture of Lease between the Company and Andover Mills Realty Limited Partnership dated as of June 7, 1995(1)

11              Weighted Shares Used in Computation of Earnings Per Share*

27              Financial Data Schedule*

99              Cautionary Statements Relevant to Forward-Looking Statements(6)

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

(5) Included as an exhibit to, and incorporated in this Report by reference to, the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 filed with the Commission on August 14, 1997.

(6) Included as, and incorporated by reference to, Appendix A to this Report.