Form 10-K
period 1997-12-31
FTP SOFTWARE INC
filed 1998-03-30
CIK 912548

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______

                         COMMISSION FILE NUMBER 0-22466

                               FTP SOFTWARE, INC.
             (Exact name of registrant as specified in its charter)

MASSACHUSETTS                                                         04-2906463
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

2 HIGH STREET, NORTH ANDOVER, MASSACHUSETTS                               01845
(Address of principal executive offices)                              (Zip Code)

(978) 685-4000
(Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of Each Exchange
     Title of Each Class                              on Which Registered
            NONE                                             NONE

          Securities registered pursuant to Section 12(g) of the Act:

                  Title of Class: COMMON STOCK ($.01 PAR VALUE)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the registrant's voting stock held by non-affiliates was approximately $102,773,850 on March 20, 1998, based on the closing sales price of the registrant's Common Stock as reported on the Nasdaq National Market as of such date.

The number of shares outstanding of each of the registrant's classes of common stock as of March 20, 1998 was as follows:

       Common Stock, $.01 par value                         33,973,140

                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated herein by reference:

Part III: Portions of the registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the registrant's 1998 Annual Meeting of Stockholders.

                               FTP SOFTWARE, INC.

                                TABLE OF CONTENTS

PART I                                                                                                     PAGE
------                                                                                                     ----

Item 1.               Business                                                                               1

Item 2.               Properties                                                                             7

Item 3.               Legal Proceedings                                                                      7

Item 4.               Submission of Matters to a Vote of Security Holders                                    8

Item 4A.              Executive Officers of the Registrant                                                   9

PART II

Item 5.               Market for the Registrant's Common Equity and Related Stockholder                     10
                      Matters

Item 6.               Selected Financial Data                                                               10

Item 7.               Management's Discussion and Analysis of Financial Condition and                       12
                      Results of Operations

Item 7A.              Quantitative and Qualitative Disclosure About Market Risk                             22

Item 8.               Financial Statements and Supplementary Data                                           22

Item 9.               Changes in and Disagreements with Accountants on Accounting and                       47
                      Financial Disclosure

PART III

Item 10.              Directors and Executive Officers of the Registrant                                    47

Item 11.              Executive Compensation                                                                47

Item 12.              Security Ownership of Certain Beneficial Owners and Management                        47

Item 13.              Certain Relationships and Related Transactions                                        47

PART IV

Item 14.              Exhibits, Financial Statement Schedules and Reports on Form 8-K                       48

                      Signatures                                                                            51

                      Appendix A                                                                           A-1

                      Schedule II                                                                         II-1


                                       (i)

                                     PART I

ITEM 1.  BUSINESS.

         FTP Software, Inc. ("FTP" or the "Company") is engaged in the design, development, marketing and support of connectivity software applications that enable users to connect to information across TCP/IP networks, including data residing on mainframes, minicomputers and servers. These applications include terminal emulation, NFS file sharing and printing, file transfer and legacy host access. The Company's recently announced products, including OnWeb(TM) Host, a web-based host access product, and the latest versions of OnNet(R) Host and InterDrive(R) Client, provide capabilities for ease of use and secure access to corporate information across TCP/IP networks for end users, and user-based management features to enable centralized desktop administration.

         The Company has been engaged in the development of client networking software products since 1986. These products, which are based upon the industry standard Transmission Control Protocol/Internet Protocol ("TCP/IP") data communications protocol suite, enable PC users to find, access and use heterogeneous hardware, information and applications resources across local area, enterprise-wide and global networks and a variety of operating systems, computing platforms and network environments. The Company began to offer server networking products following its acquisition of Firefox Communications Inc. ("Firefox"), a provider of server-based networking connectivity and communications software, in July 1996. For a description of the principal products currently sold by the Company, see "-- Products" below.

         From time to time during the past five years, the Company has explored other opportunities in the computer software market. In September 1996, the Company announced its VIP Network strategy, a software architecture concept designed to enable organizations to secure, manage and transparently extend their networks beyond traditional boundaries, intranets and the Internet. The Company narrowed its focus during 1997 to embedding key VIP Network attributes of security and user-based and user-specific centralized management into its core connectivity software products. From 1995 to 1996, the Company also explored, including through acquisitions, opportunities in the then-emerging collaborative and Internet software markets. The Company subsequently determined to focus on its core connectivity products and technologies and disposed of certain lines of business and product lines during 1996 and 1997. See "-- Discontinued Operations" below.

         In July and December 1997, the Company effected an internal reorganization of its operations. For a description of these reorganizations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments."

         The Company was incorporated in Massachusetts in 1986. Its corporate headquarters are located at 2 High Street, North Andover, Massachusetts 01845, telephone number (978) 685-4000.

PRODUCTS

         The following is a brief description of the principal products currently marketed by the Company. The Company has designed its products based on open technology standards, with an emphasis on ease of use, security and centralized management both to enhance and protect its customers' investments in different networking hardware and software and to provide its customers with flexibility for future investments. The Company offers products that include one or more networking applications as either point solutions or suites to target customer operating system and networking requirements.

         The Company's OnNet family of products includes applications for Windows 3.x, Windows 95 and Windows NT operating systems. Most significant in this family are the suite products OnNet32, targeting 32-bit operating systems, and OnNet16, targeting 16-bit operating systems. These products provide end users with a full range of applications designed to reach and share information on corporate intranets and the Internet and across legacy systems, such as FTP's implementation of NFS file and print sharing (also sold separately as part of FTP's InterDrive product family described below) and advanced terminal emulation. These products may include FTP's own implementation of the TCP/IP protocol suite described below and/or be designed to alternatively operate on the TCP/IP kernel embedded in the operating system.

         FTP's terminal emulation applications include VT 52-420, IBM PC, 3270 and 5250, SCO ANSI, BBS ANSI, Wyse 50/60, Telnet and serial support enabling access to IBM, DEC and other host systems, and include usability features for highly configurable emulation sessions, such as full keyboard remapping and a customizable toolbar, as well as management and other features.

         Certain OnNet products also include other networking applications, utilities and features, including: mobile IP support; electronic mail ("e-mail"); remote file transfer; remote command, remote printing and remote tape backup; and installation and configuration utilities.

         FTP's TCP/IP kernel is a high performance, highly reliable implementation of FTP's core TCP/IP suite of protocols which includes a number of advanced features, such as gateway fallback and router discovery, that allow for performance optimization, network redundancy, easy configuration and error recovery in complex networks. The kernel is made available in both a 16-bit implementation and a Winsock 2.0 compliant 32-bit version.

         The newest offering in FTP's applications products is OnWeb Host, a web-based terminal emulation software product that enables host access through any Java-enabled web browser. Because OnWeb Host is installed only on the server, deployment, upgrades and support are handled centrally, permitting control and audit of user-based host access. OnWeb Host includes the OnWeb Application server, a Java servlet, that delivers applets containing the terminal emulation engine and works with the web server to manage and audit security and network activity.

         FTP's InterDrive family of network file system solutions includes InterDrive Client NFS for Windows 95 and InterDrive Client NFS for Windows NT, client applications that provide network users with access to printers, directories and file systems on network servers running the NFS server software, and InterDrive Server NFS for Windows NT, a server product that lets users share applications, information and devices (such as CD-ROMs) that are located on the NFS server as if it were connected directly to a desktop PC.

         FTP's X OnNet products allow Windows users to access networked applications based on the X-Windows (X.11) standard. X OnNet is designed to be both powerful and easy to use, and can run on any Windows Sockets compliant network software. X OnNet is available for Windows 3.x, Windows 95 and Windows NT.

         FTP continues to derive significant revenue from its PC/TCP Network Software product line, particularly outside the United States. FTP's PC/TCP products are compatible with MS-DOS, NetWare, LAN Manager, Windows for WorkGroups and Vines, but are generally deployed in MS-DOS environments, and include a TCP/IP kernel for that environment. FTP's PC/TCP products allow PC users to share information, access data from other sources, run host-based applications and use network services across an organization's computing environment.

         The Company's family of gateway products, which includes its Internet Gateway products for NetWare and for Windows NT, are server-based products that allow Novell NetWare workgroups to access applications and services on TCP/IP-based corporate intranets and the Internet. In addition to these IPX to IP gateway products, the Company also offers IP to IP and IPX to OSI gateway products. These products provide a wide range of features that allow network managers to manage, secure and audit connectivity to an organization's IP networks and the Internet through a single centralized interface.

SALES AND MARKETING

         FTP distributes its products through multiple channels, including value-added resellers, systems integrators, OEMs, distributors and direct sales. FTP's distribution strategy is to select and to utilize the various channels to address cost-effectively the broadest available market while minimizing conflicts among its distribution channels. The Company also seeks to enter into strategic alliances to extend the Company's distribution channels or to jointly market or gain market awareness for the Company's products, such as through the Company's agreement with IBM, which provides for the development and marketing of networking technologies related to IP communications. The Company's distribution strategy has resulted and is expected to continue to result in changes from time to time in the Company's distribution model. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Total Revenue -- Factors Affecting Revenue" and Appendix A, "Cautionary Factors -- Distribution Risks" and "-- International Sales."

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

         As of December 31, 1997, FTP had approximately 106 sales employees and 17 marketing employees. FTP's sales and marketing operations are conducted from its principal offices in North Andover, Massachusetts, and additional offices in San Jose, California and Arlington, Virginia. FTP's principal European sales support and marketing offices are located in England, France and Germany.

         UNITED STATES. In the United States, FTP markets its products through distributors, value-added resellers, systems integrators and OEMs, as well as directly to large and mid-size companies and educational institutions. These companies and institutions generally have complex enterprise and networking requirements that include a wide range of applications. FTP's sales to the United States federal, state and local governments are conducted directly and through government resellers and OEMs. During 1997, the Company increased its focus on selling its products in the United States through distributors, value-added resellers, systems integrators and OEMs rather than directly. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Total Revenue -- Factors Affecting Revenue."

         INTERNATIONAL. In the years ended December 31, 1997, 1996 and 1995, FTP derived 41%, 42% and 46% of its sales, respectively, from outside the United States. FTP relies on a network of resellers, systems integrators and distributors located in Europe, the Middle East, South America, Canada, Russia and Asia Pacific to sell its products internationally. FTP's offices in England, France and Germany provide assistance to resellers, systems integrators and distributors in their efforts to license FTP's products See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Total Revenue -- Factors Affecting Revenue."

         For financial information about geographic industry segments, see Note K of the Notes to Consolidated Financial Statements included under Item 8 of this Report.

CUSTOMERS

         FTP's customers include large corporations in the aerospace, automotive, cable television, data processing, energy, financial services, mobile communications, retail, telecommunications and other industries; federal, state, local and foreign government organizations; and educational and research institutions. No single customer accounted for more than 10% of FTP's revenue for 1997.

CUSTOMER SERVICE AND SUPPORT

         FTP believes that a high level of continuing customer support and service is critical to its objectives of developing long-term relationships with its customers. FTP's service and support activities are related to software and network configuration issues and are provided by telephone support and remote telephone access from FTP's facilities located in North Andover, Massachusetts. FTP also provides customers with on-site installation support. FTP has a toll-free technical support number available from 8:00 a.m. to 8:00 p.m. (Eastern time), Monday through Friday. Support is also available through e-mail and electronic bulletin boards. Since the second quarter of 1997, the Company has also maintained a service and support center in Europe.

         FTP currently offers maintenance contracts for site licenses. Site license customers can purchase maintenance contracts at a price generally equal to 15% of the suggested retail site license price, which entitles them both to unlimited telephone support and to free updates of the product during the maintenance period. During the third quarter of 1997, the Company entered into an agreement with a third party that provides for the sale by such party on behalf of the Company of certain maintenance services, support services and products in the U.S. and Canada, with certain limited geographic exclusivity with respect to certain of such services. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Total Revenue -- Factors Affecting Revenue."

         FTP also currently offers a Partnership Support Program for its strategic customers that provides 24-hour support seven days a week. This program requires the customer to establish and maintain a help desk on site to provide front-line support to all users. A group of support engineers at FTP is available to assist customer personnel at these help desks in providing support.

COMPETITION

         The software industry is extremely competitive, and is characterized by evolving industry standards, frequent introduction of new products and product enhancements, and continuous improvement in product reliability, compatibility, functionality, memory requirements, ease of use, performance and customer support. The Company's networking software products compete with major computer and communications systems vendors, including Microsoft Corporation ("Microsoft"), Novell, Inc. ("Novell") and Sun Microsystems, Inc. ("Sun"), as well as smaller networking software companies, such as Hummingbird Communications Ltd. and NetManage, Inc. Many of the Company's competitors have substantially greater financial, technical, sales, marketing and other resources than the Company, as well as greater name recognition and a larger installed customer base. In addition, the Company's core product lines are based upon the Transmission Control Protocol/Internet Protocol ("TCP/IP"), an open non-proprietary data communications protocol suite. Several of the Company's competitors have developed proprietary networking applications and certain of such vendors, including Novell, provide a TCP/IP protocol suite in their products at little or no additional cost. Microsoft has embedded a TCP/IP protocol suite in its Windows 95 and Windows NT operating systems. The introduction of such protocol suites has resulted in a decrease in sales volumes of, and sales prices for, certain of the Company's products, which, together with a general increase in competition in the networking software industry during 1997, materially adversely affected the Company's results of operations in 1996 and 1997 and is expected to continue to have a material adverse effect on the Company's results of operations during 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Total Revenue -- Product Revenue" and "-- Factors Affecting Revenue." The Company is also facing competition from makers of terminal emulation software, such as Attachmate Corporation and Wall Data, Inc. In addition, existing competitors could devote additional resources to the development of TCP/IP or expand their existing TCP/IP product lines. Increased competition from existing or new products could adversely affect demand for the Company's products and has led, and could continue to lead, to increased price competition and other concessions, adversely affecting the Company's gross margins and operating results.

         There can be no assurance that the Company will be able to compete successfully against current or future competitors. Competitive pressures faced by the Company had a material adverse effect on its business, financial condition and results of operations during 1996 and 1997 and are expected to continue to have such an effect during 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Total Revenue -- Factors Affecting Revenue."

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

         FTP relies on a combination of copyrights, trademarks, trade secret law and contracts to protect its proprietary technology. FTP generally provides software products to end users under non-exclusive shrink-wrap or "click-wrap" licenses, which provide that the license may be terminated by FTP if the end user breaches the terms of the license. These licenses generally require that the software be used only internally and on a single PC or server. FTP authorizes its dealers to sublicense software products to end users under similar terms. Certain provisions of these licenses, including provisions protecting against unauthorized use, copying, transfer and disclosure, may be unenforceable under the laws of certain jurisdictions. FTP generally enters into confidentiality and/or license agreements with its employees, consultants, distributors, customers and potential customers and limits access to and distribution of its source code and other proprietary information. See Appendix A, "Cautionary Factors -- Proprietary Rights."

         FTP has registered or applied for the registration of the trademarks FTP Software, OnNet, OnWeb, InterDrive and PC/TCP in the United States and in certain foreign countries. Several other registrations are in process in both the United States and in various foreign countries.

EMPLOYEES

         As of December 31, 1997, FTP had approximately 350 full-time employees, including 123 in marketing and sales, 46 in technical support, 99 in product development, 12 in manufacturing and 70 in general and administrative functions and management. Approximately 248 of such employees were based in the United States and approximately 104 were based in Europe. Such number of employees was reduced by approximately 21 persons, primarily in development at the Company's European locations, in connection with the Company's December 1997 restructuring described under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments." FTP's employees are not represented by a labor union or other collective bargaining agent.

SUBSIDIARIES

         FTP currently conducts its operations directly and through several subsidiaries. FTP's subsidiaries include Firefox Communications Inc., Firefox (U.S.) Inc., FTP Software Limited (U.K.), FTP Software Worldwide, Inc. (France) and FTP Software GmbH (Germany).

DISCONTINUED OPERATIONS

         In 1995 and 1996, the Company explored technology opportunities in the then-emerging collaborative and Internet software markets. During 1996, FTP acquired the following for an aggregate net cash purchase price of approximately $28.7 million: the Mariner Internet software product line of Network Computing Devices, Inc.; substantially all of the assets of HyperDesk Corporation, including its collaborative GroupWorks software product; and Campbell Services, Inc., the developer of OnTime, a scheduling software product. The Company also acquired a line of document viewer and conversion products from Keyword Office Technologies Ltd. in early 1995 for a net cash purchase price of approximately $2.4 million. The majority of the purchase price for these acquisitions was attributable to incomplete technology and charged to product development expenses at the time of the respective acquisitions, which charges are reported in discontinued operations as described below.

         In September 1996, the Company announced a formal plan to spin off, through the sale to third parties, its collaborative lines of business and to discontinue other selected product lines, including those described above. Accordingly, these operations are treated as discontinued operations in the Company's consolidated financial statements included under Item 8 of this Report, and the Company recorded a $4.8 million charge in the third quarter of 1996 to write down the related assets to estimated net realizable values. The Company completed the dispositions of its discontinued operations during 1997; the actual aggregate loss from such dispositions was approximately $3.6 million (this actual loss being approximately $1.2 million lower than originally estimated).

ITEM 2.  PROPERTIES.

         FTP leases approximately 135,000 square feet at its corporate headquarters in North Andover, Massachusetts. FTP also leases approximately 130,000 square feet at its former headquarters facility in Andover, Massachusetts, of which approximately 84,000 square feet are subleased to third parties, and approximately 32,000 square feet at its former manufacturing facility in Wilmington, Massachusetts. FTP also leases approximately 98,000 square feet for sales, sales support and marketing offices in San Jose, California, Arlington, Virginia, England, France, Germany and Sweden.


ITEM 3.  LEGAL PROCEEDINGS.

         In March 1996, a class action lawsuit was filed in the United States District Court for the District of Massachusetts, naming the Company and certain of its current and former officers as defendants. The lawsuit, captioned Lawrence M. Greebel v. FTP Software, Inc., et al., Civil Action No. 96-10544, alleges that the defendants publicly issued false and misleading statements and omitted to disclose material facts necessary to make such statements not false and misleading, which the plaintiffs contend caused an artificial inflation in the price of the Company's common stock. Specifically, the original complaint alleged that the defendants knowingly concealed adverse facts and made false or misleading forward and non-forward looking statements concerning the operating results and financial condition of the Company, the effects of the Company's July 1995 corporate restructuring and changing competitive factors in the Company's industry. The lawsuit, which is purportedly brought on behalf of a class of purchasers of the Company's common stock during the period from July 14, 1995 to January 3, 1996, alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10b-5 thereunder and seeks relief in the form of unspecified compensatory damages, costs and expenses and such other relief as the court deems proper and just. In August 1996, plaintiffs filed an amended complaint adding allegations concerning what plaintiffs claim were wrongful sales and accounting practices by the Company during the class period, but asserting the same causes of action as the original complaint. In October 1996, the Company filed a motion to dismiss the complaint on the grounds that the plaintiffs had not met the pleading requirements of the Private Securities Litigation Reform Act of 1995. The motion was denied by the court on February 13, 1997. On February 13, 1998, FTP filed a motion for partial summary judgment and renewed motion to dismiss; plaintiffs filed their response on March 20, 1998. FTP intends to request the court to permit it to file a reply memorandum in further support of such motion. If permitted to do so, FTP will file its reply memorandum by April 10, 1998, after which time the motion will be before the court for resolution.

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

         In July 1996, plaintiffs filed their amended complaint. The amended complaint alleged that defendants misrepresented or failed to disclose material facts about Firefox's operations and financial results which the plaintiffs contended resulted in an artificial inflation of the price of Firefox's common stock. The amended complaint was purportedly brought on behalf of a class of purchasers of Firefox's common stock during the period from July 20, 1995 to January 2, 1996. The amended complaint again alleged claims for violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder and sought relief in the form described above. Specifically, the amended complaint alleged that defendants knew allegedly material adverse non-public information about Firefox's financial results and business conditions which allegedly was not disclosed, that they improperly directed that certain sales and revenues be recognized and failed to keep adequate reserves and that they participated in drafting, reviewing and/or approving allegedly misleading statements, releases, analysts reports and other public representations, including disclaimers and warnings of and about Firefox. The amended complaint also alleged that John A. Kimberley, then an officer and director of Firefox, and Frank Richardson, a former officer and director of Firefox, were liable as "controlling persons" of Firefox. In September 1996, Firefox filed a motion to dismiss the amended complaint on the grounds that the plaintiffs had not met the pleading requirements of the Private Securities Litigation Reform Act of 1995. On May 8, 1997, the court dismissed the amended complaint on such grounds, without leave to amend. Plaintiffs have appealed the dismissal to the Ninth Circuit Court of Appeals. The appeal is fully briefed; the court has not yet set a date for oral argument.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company did not submit any matters to a vote of its security holders during the fourth quarter of 1997 through the solicitation of proxies or otherwise.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following is a list of the Company's executive officers as of March 27, 1998:

NAME                           AGE     POSITION
----                           ---     --------
Glenn C. Hazard                45      President and Chief Executive Officer and a Director

James A. Tholen                38      Senior Vice President and Chief Financial and
                                       Operating Officer
Douglas F. Flood               40      Senior Vice President of Business Development and
                                       Planning, General Counsel and Clerk
Dennis Leibl                   54      Senior Vice President/General Manager


         Glenn C. Hazard has served as President and a director of FTP since April 1996 and as Chief Executive Officer since October 1996. From April to October 1996, he also served as Chief Operating Officer. Mr. Hazard was elected Chairman of the Board in April 1997. From March to November 1995, Mr. Hazard served as Senior Vice President of Business Transformation of Legent Corporation, a systems management software company acquired by Computer Associates in August 1995. Before that, Mr. Hazard held various management positions with AT&T Corp. and its subsidiaries from 1983 to 1995, including Senior Vice President of Business Transformation of AT&T Corp. from June 1994 to March 1995, Vice President of Business Process Reengineering of AT&T Global Information Systems from September 1993 to June 1994 and Vice President of Process Reengineering of AT&T Global Business Communications Systems from August 1992 to September 1993.

         James A. Tholen has served as Senior Vice President and Chief Financial Officer of FTP since April 1997 and as Chief Operating Officer since August 1997. Before joining FTP, Mr. Tholen served from September 1995 to January 1997 as Senior Vice President and Chief Financial Officer of Compucare Corporation, a healthcare software applications company, from August 1993 to August 1995 first as Vice President, Corporate Development then as Vice President of Strategy and Corporate Development of Legent Corporation, systems management software company acquired by Computer Associates in August 1995, and from 1991 to July 1993 as Vice President of Finance and Planning for Systems Center, Inc., a systems management software company acquired by Sterling Software in July 1993.

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

         Dennis Leibl joined FTP in June 1997 as Senior Vice President/General Manager of FTP's former VIP Network Applications Business Unit and has served as Senior Vice President/General Manager since the Company combined its business units in December 1997. Before joining FTP, Mr. Leibl served as Vice President of Sales, Service and Support of Vignette Corporation, a developer of web site software tools, from December 1996 to April 1997, as Vice President of Sales for Ampex Corporation, a data storage company, from January 1995 to July 1996, and as Worldwide Vice President of Sales of Legato Systems, Inc., a data storage software company, from October 1989 to January 1995.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

         The Company's common stock, $.01 par value ("Common Stock"), is traded on the Nasdaq National Market under the symbol "FTPS". The following table shows the high and low sales price per share for the Common Stock, as quoted on the Nasdaq National Market, for each quarter since January 1, 1996:

                                                                                  HIGH           LOW
                                                                                  ----           ---
1996:
      First Quarter .....................................................      $ 29.375      $ 10.375
      Second Quarter ....................................................        14.375         7.625
      Third Quarter .....................................................          9.50         5.875
      Fourth Quarter ....................................................         8.625         4.875

1997:
      First Quarter .....................................................      $  8.375      $ 5.4375
      Second Quarter ....................................................         6.375          4.25
      Third Quarter .....................................................          5.00          3.50
      Fourth Quarter ....................................................        4.1875          1.50

1998:
      First Quarter (through March 20, 1998) ............................      $  3.125      $  1.625

         The last sales price of the Common Stock as reported on the Nasdaq National Market on March 20, 1998 was $3.0625 per share. As of March 20, 1998, there were approximately 420 record holders of the Common Stock and approximately 16,000 beneficial holders of the Common Stock.

         The Company has not paid any cash dividends on its Common Stock since 1992 and does not intend to pay any cash dividends on its Common Stock in the foreseeable future.

         The Company did not issue any securities during 1997 that were not registered under the Securities Act of 1933, as amended.


ITEM 6.  SELECTED FINANCIAL DATA.

         Set forth below is certain selected financial data of the Company for each of the five years in the period ended December 31, 1997 and as of December 31, 1997, 1996, 1995, 1994 and 1993 (in thousands, except per share data). The following statement of operations data for the years ended December 31, 1997, 1996 and 1995 and balance sheet data as of December 31, 1997 and 1996 were derived from the financial statements of the Company for and as of such dates included under Item 8 of this Report. The following statement of operations data for the years ended December 31, 1994 and 1993 and balance sheet data as of December 31, 1995, 1994 and 1993 were derived from the consolidated financial statements of the Company for and as of such dates that are not included in this Report. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" below and the Company's consolidated financial statements and the notes related thereto included under
Item 8 of this Report.

                                                                    YEARS ENDED DECEMBER 31,
                                             -----------------------------------------------------------------
                                               1997           1996            1995          1994         1993
                                             --------       ---------       --------      -------      -------
STATEMENT OF OPERATIONS DATA(1):
Total revenue                                $ 67,734       $ 101,091       $128,815      $92,180      $57,616

Income (loss) from continuing                 (57,816)        (43,778)        29,942       24,898       15,653
    operations(2)
Net income (loss)                             (56,599)        (77,577)        24,634       22,975       16,324

Income (loss) per share from continuing
    operations:
    Basic                                    $  (1.71)      $   (1.46)      $   1.19      $  1.11      $   .85
    Diluted                                     (1.71)          (1.46)          1.06          .87          .57

Net income (loss) per share:
    Basic                                    $  (1.67)      $   (2.59)      $    .98      $  1.03      $   .89
    Diluted                                     (1.67)          (2.59)           .87          .80          .62

Weighted average common and common
    equivalent shares outstanding:
    Basic                                      33,842          29,896         25,158       22,417       18,432
    Diluted                                    33,842          29,896         28,245       28,665       26,314


                                                                  YEARS ENDED DECEMBER 31,
                                             ---------------------------------------------------------------
                                               1997          1996          1995          1994         1993
                                             --------      --------      --------      --------      -------
BALANCE SHEET DATA:
Working capital                               $43,874      $ 54,780      $ 88,785      $ 53,053      $69,242
Total assets(1)                                97,475       158,908       189,629       127,368       83,711
Total liabilities                              21,956        27,631        24,821        14,684        7,633
Stockholders' equity                           75,519       131,277       164,808       112,684       76,078

--------------

(1) During September 1996, the Company announced a formal plan to spin off, through the sale to third parties, certain lines of business and to discontinue selected product lines. Accordingly, the Company's consolidated financial statements, and all prior periods presented, have been restated to report separately the net assets and operating results of the discontinued operations. See Note D of the Notes to Consolidated Financial Statements included under Item 8 of this Report.
(2) Product development expenses for 1996 included a charge of approximately $37.9 million for certain acquired in-process technology related to the acquisition of Firefox. See Note D of the Notes to Consolidated Financial Statements included under Item 8 of this Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis provides information that management of FTP Software, Inc. ("FTP" or the "Company") believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. This discussion should be read in conjunction with the Company's audited consolidated financial statements and the related notes included below under Item 8 of this Report.

         FORWARD-LOOKING STATEMENTS IN THIS SECTION AND ELSEWHERE IN THIS REPORT ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. ALL FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS REPORT FOR A VARIETY OF REASONS. THESE REASONS INCLUDE, BUT ARE NOT LIMITED TO, COMPETITION, COMPETITIVE PRICING PRESSURES, TECHNOLOGICAL AND OTHER MARKET CHANGES, THE EFFECTS OF THE COMPANY'S 1997 RESTRUCTURINGS DESCRIBED BELOW, DEPENDENCE ON NEW PRODUCTS, DISTRIBUTION RISKS, CHANGES IN PERSONNEL AND OTHER RISKS THAT ARE OUTLINED BELOW AND IN APPENDIX A, "CAUTIONARY FACTORS," TO THIS REPORT.

RECENT DEVELOPMENTS

         The Company is engaged in the design, development, marketing and support of connectivity software applications that enable users to connect to information across TCP/IP networks, including data residing on mainframes, minicomputers and servers. These applications include terminal emulation, NFS file sharing and printing, file transfer and legacy host access.

         In July 1997, the Company reorganized its business into strategic business units in order to create greater focus on the different product, sales and economic models that the Company believed would most effectively enable it to take advantage of strategic opportunities in its products and technologies, ultimately focusing primarily on its client and web-based connectivity products. In connection with the restructuring, and in order to reduce its overall cost structure, the Company also effected a reduction in its worldwide workforce in continuing operations of approximately 44%. The restructuring was substantially complete, and the Company had paid a substantial majority of all related expenses (including severance expenses), as of the end of the third quarter of 1997. The Company recognized a charge of approximately $17.1 million in the third quarter of 1997, of which approximately $7.0 million related to the workforce reduction, approximately $2.9 million related to the consolidation of the Company's Andover, Massachusetts headquarters and Wilmington, Massachusetts manufacturing facility into its North Andover, Massachusetts development offices, approximately $6.3 million related to the disposition of other physical assets, and approximately $.9 million consisted of other restructuring-related items such as losses related to cancelled contracts. In addition, the Company's operating expenses for the third quarter of 1997 included approximately $8 million in transition-related expenses, consisting primarily of compensation expenses associated with personnel employed on a transitional basis through various periods ending on or before December 31, 1997 and with short-term retention incentives as well as certain transitional facilities expenses.

         In late December 1997, following a review of the financial results of its business units for the second half of 1997, the Company decided to further streamline its operations and to recombine its business units into one worldwide organization. This restructuring resulted in a charge of approximately $1.3 million in the fourth quarter of 1997, which charge included costs similar to those incurred in connection with the third quarter restructuring.

         The following summarizes the charges, the related write-offs and cash paid in connection with the July and December 1997 restructurings.

                                 Severance      Excess         Excess
                                 Payments     Facilities    Fixed Assets    Other         Total
                                 --------     ----------    ------------    -----         -----
1997 restructuring charges        $ 7,391       $ 3,087       $ 6,871       $ 981       $ 18,330
Noncash write-offs                     --            --        (7,779)         --         (7,779)
Cash paid                          (6,168)       (1,553)           --         (86)        (7,807)
Reclassifications                    (457)          176           908        (627)             0
                                  -------       -------       -------       -----       --------
Accrued restructuring charge
at December 31, 1997              $   766       $ 1,710       $     0       $ 268       $  2,744
                                  =======       =======       =======       =====       ========


         In May 1996, FTP effected a reorganization and took certain cost-cutting measures that included a reduction of approximately 10% in the number of FTP's full-time employees at that time.

         In 1995 and 1996, the Company explored technology opportunities in the then-emerging collaborative and Internet software markets. During 1996, FTP acquired the following for an aggregate net cash purchase price of approximately $28.7 million: the Mariner Internet software product line of Network Computing Devices, Inc.; substantially all of the assets of HyperDesk Corporation, including its collaborative GroupWorks software product; and all of the outstanding stock of Campbell Services, Inc., the developer of OnTime, a scheduling software product. The Company also acquired a line of document viewer and conversion products from Keyword Office Technologies Ltd. in early 1995 for a net cash purchase price of approximately $2.4 million. The majority of the purchase price for these acquisitions was attributable to incomplete technology and charged to product development expense at the time of the respective acquisitions, which charges are reported in discontinued operations as discussed below.

         In September 1996, the Company announced a formal plan to spin off, through the sale to third parties, its collaborative lines of business and to discontinue other selected product lines, including those described in the preceding paragraph. Accordingly, these operations are treated as discontinued operations in the Company's consolidated financial statements included under
Item 8 of this Report, and the Company recorded a $4.8 million charge in the third quarter of 1996 to write down the related assets to estimated net realizable values. The Company completed the dispositions of its discontinued operations during 1997; the actual aggregate net loss from such dispositions was approximately $3.6 million (this actual loss being approximately $1.2 million lower than originally estimated).

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

         Total revenue decreased to approximately $67.7 million for 1997 from approximately $101.1 million for 1996 and approximately $128.8 million for 1995. Product revenue decreased to approximately $50.6 million for 1997 from approximately $84.6 million for 1996 and $115.7 million for 1995. Service revenue increased to approximately $17.1 million for 1997 from approximately $16.5 million for 1996 and $13.1 million for 1995. As a percentage of total revenue, product revenue decreased to approximately 75% for 1997 from approximately 84% for 1996 and 90% for 1995, while service revenue increased to approximately 25% for 1997 from approximately 16% for 1996 and 10% for 1995.

         PRODUCT REVENUE. Product revenue decreased in 1997 compared to 1996 and in 1996 compared to 1995 primarily as a result of decreases in sales volumes over such periods, a decrease in sales prices for certain of the Company's products during the latter half of 1996 and early 1997, and longer product sales cycles during 1996, all of which factors the Company believes are primarily attributable to the increase in lower-priced or no cost TCP/IP connectivity products introduced by certain of the Company's competitors commencing in late 1995, an increase in competition in the networking applications segment of the networking software industry during 1997 and decreases in customer demand for DOS-based products during 1996 and 16-bit Windows-based products during 1996 and 1997. The Company also believes that disruption of the business activities of the Company resulting from its July 1997 reorganization, as well as a disruption in U.S. sales resulting from the implementation during the third quarter of 1997 of the Company's plans to increase sales in the U.S. through indirect channels, contributed to the decrease in sales for 1997. See also "-- Factors Affecting Revenue" below. Product revenue for 1997 was lower than expected by the Company due in significant part to lower than expected sales (i) in the Asia Pacific region for the reasons described under "-- International Revenue" below, (ii) to the U.S. government, primarily as a result of the increase in competition in the networking applications business and turnover in the Company's government sales force, and (iii) from the Company's gateway and server products, attributable in significant part to the factors described above as well as difficulties in the integration of the organizations of the Company and Firefox Communications Inc. ("Firefox"), which the Company acquired in July 1996.

         SERVICE REVENUE. The dollar increase in service revenue in 1997 compared to 1996 is primarily attributable to growth during 1996 in FTP's installed product base from which such revenues are obtained. The dollar increase in service revenue in 1996 compared to 1995 was primarily due to growth in FTP's installed product base over these periods. While service revenue increased by $.6 million in 1997 compared to 1996, service revenue for 1997 was lower than expected by the Company primarily as a result of adverse customer reaction to a new support program offered by the Company during the second quarter of 1997, the disruption in the business activities of the Company resulting from the Company's July 1997 reorganization, a decrease in the Company's installed product base during 1997 and an increase in the sale of support contracts through indirect channels (which resulted in a decrease in the Company's operating margins on such sales due to the lower per unit revenue realized by the

Company on such sales) beginning in the third quarter of 1997. The Company expects that service revenue will continue to decrease in 1998 compared to 1997 dollar amounts as a result of some or all of these factors. See "-- Factors Affecting Revenue" below.

         INTERNATIONAL REVENUE. International sales consist of export sales, primarily to customers in Europe, Asia Pacific, Latin America and Canada. International sales of approximately $27.9 million, $42.6 million and $59.2 million accounted for approximately 41%, 42% and 46% of the Company's total revenue for 1997, 1996 and 1995, respectively. The dollar decrease in 1997 is attributable to the same factors that results in the decrease in total product revenue described above under "-- Product Revenue," which particularly affected sales to customers in Europe during the second half of 1997 and sales to customers in the Asia Pacific region throughout 1997. Also contributing to the decrease in Asia Pacific sales were a delay in the localization of certain of the Company's products and a period of adverse foreign currency exchange rate changes which resulted in a relative increase in the price of the Company's products. The dollar decrease in 1996 compared to 1995 was primarily due to the same factors that resulted in the decrease in product revenue over such periods described above under "--Product Revenue." International sales as a percentage of total revenue decreased by 4% in 1996 compared to 1995 primarily as a result of the same factors that resulted in the decrease in product revenue over such periods as described above under "-- Product Revenue."

         The Company prices, invoices and collects international sales primarily in United States dollars. To date, currency fluctuations have not had a material effect on the Company's results of operations and financial condition. The Company intends to begin selling certain of its products in Europe directly from the U.K. commencing in mid-1998; however, the Company anticipates that substantially all of such sales will continue to be paid in U.S. dollars. See "Quantitative and Qualitative Disclosure About Market Risk" below.

         FACTORS AFFECTING REVENUE. As indicated above, the Company has experienced a decrease in sales volumes since 1995 and a decrease in sales prices for certain of the Company's products during 1996 and early 1997, all of which the Company believes are primarily attributable to increased competition, particularly the increase during 1997 in competition in the networking applications software market, as well as to technological changes in the market. Looking forward, the Company anticipates that some or all of these trends will continue, and believes that the Company's future is substantially dependent on the ability of the Company (i) to create greater focus on specific product opportunities and customer needs within the Company's product categories, (ii) to formulate and implement its sales and distribution strategies to most effectively take advantage of strategic opportunities in its various product categories, (iii) to successfully develop new product strategies and to timely release new products and product enhancements, (iv) to take advantage of the emerging web-based networking applications software market and the continued development of such market and (v) to enter into and implement strategic alliances and OEM relationships to develop necessary products or technologies, to expand the Company's distribution channels or to jointly market or gain market awareness for the Company's products, such as the Company's agreement with IBM described above under "Business -- Sales and Marketing." If the Company is unsuccessful in any such regard, or if the web-based networking applications software market does not develop as anticipated by the Company, the Company believes that the trends described above will continue to have a material adverse effect on the Company's business, results of operations and financial condition. Even if the Company is successful in implementing new product strategies, there can be no assurance that it will result in a material improvement in the Company's business, results of operations or financial condition.

         The July 1997 restructuring of the Company described above required the dedication of management and other resources that temporarily detracted from attention to the daily business of the Company, which caused a disruption of the business activities and a loss of momentum in the business of the Company and, as a result, had an adverse effect on the Company's results of operations for 1997.

         The number of the Company's employees decreased significantly during 1997, both prior to and as a result of the Company's July 1997 restructuring. The Company believes this decrease, which resulted in significant turnover in the Company's U.S. sales force, may also have contributed to the decline in the Company's operating results for 1997. The Company experienced a substantial loss of personnel during 1996 and the first quarter of 1997, which the Company believes was attributable to increased competition for qualified personnel in the industry, the decline in the Company's financial results and the market prices of its common stock during 1996 and, to a lesser extent, the integration of Firefox. In connection with the 1997 restructurings, the Company reduced its workforce by approximately 311 employees in total. The Company has experienced additional attrition during late 1997 and the first quarter of 1998. The Company's ability to maintain or increase revenue will depend in part on its ability to hire, train and retain qualified personnel.

         During the third quarter of 1997, the Company increased its focus in the United States on sales through distributors, value-added resellers, systems integrators and OEMs rather than direct sales, including, among other things, by entering into an agreement with a third party that provides for the sale by such party on behalf of the Company of certain maintenance services, support services and products in the U.S. and Canada, with certain limited geographic exclusivity with respect to certain of such services. As noted above, the Company believes that the transition to a more indirect sales model resulted in a disruption in sales during the second half of 1997. While the third party arrangement described above was intended to increase sales of the Company's products and services in the U.S., there can be no assurance that such arrangement will be successful or that sales of such products and services will not decrease as a result. As noted above under "-- Service Revenue," service revenue was lower than expected for 1997 due in part to an increase in sales of support contracts through indirect channels. The Company continues to evaluate its other distribution channels in the ordinary course of business. Additional changes in distribution channels may adversely affect sales of the Company's products and consequently may adversely affect the Company's business, financial condition and results of operations, at least in the near term. Any material increase in sales through indirect channels may have an adverse effect on the Company's operating margins due to the lower per unit revenue realized by the Company on sales through indirect channels if the Company is unable to proportionately reduce selling, general and administrative expenses.

         See "-- Liquidity and Capital Resources" below for a description of certain legal proceedings and Appendix A, "Cautionary Factors," for additional discussion of the factors described above and other factors which may affect the Company's business, financial condition and results of operations.

         GROSS MARGIN

         Product gross margin as a percentage of product revenue was approximately 77%, 92% and 94% in 1997, 1996 and 1995, respectively. The decrease in 1997 compared to 1996 resulted primarily from the decrease in product revenue described under "-- Product Revenue" above as well as an increase in costs associated with the amortization of technologies licensed or purchased in 1995 and 1996 and an increase in costs associated with the localization of certain of the Company's products. The decrease in 1996 compared to 1995 resulted primarily from an increase in costs associated with the amortization of technologies licensed or purchased in 1995 and 1996 and the decrease in revenues during 1996.

Amortization expense was approximately $5.2 million, $2.7 million and $2.2 million in 1997, 1996 and 1995, respectively. The increase in amortization expense in 1997 compared to 1996 was primarily due to the increase in purchased technology resulting from FTP's acquisition of Firefox in July 1996.

         Service gross margin as a percentage of service revenue increased to approximately 44% in 1997 from approximately 41% in 1996 and approximately 30% in 1995. The increase in 1997 compared to 1996 was primarily due to a decrease in technical support personnel resulting from the Company's July 1997 restructuring and workforce reduction. The increase in 1996 compared to 1995 was primarily due to a higher rate of increase over such periods in FTP's installed product base compared to the rate of increase over such periods in the cost of providing such services.

         The gross margins reported above are not necessarily indicative of gross margin for future periods, which may vary significantly depending on, among other things, changes in product strategy and mix, price competition, technological changes, cost changes and changes in product distribution channels.

         SALES AND MARKETING

         Sales and marketing expenses were approximately $45.2 million, $46.9 million and $36.6 million in 1997, 1996 and 1995, respectively. Such expenses as a percentage of total revenue were approximately 67%, 46% and 28% in 1997, 1996 and 1995, respectively. The $1.7 million decrease in 1997 compared to 1996 reflects the reduction in expense resulting from the Company's July 1997 reorganization and workforce reduction, as well as a decrease in the levels of the Company's advertising, tradeshow and other marketing activities. The percentage increase over such periods was primarily due to the decrease in total revenue over such periods described above under "--Total Revenue."

         The $10.3 million increase in sales and marketing expenses in 1996 compared to 1995 was primarily the result of (i) an increase in compensation expenses associated with an increase in the number of sales and marketing employees and an increase in the compensation levels of sales and marketing employees over such periods and (ii) increases in the levels of advertising, trade show and international marketing activities over such periods. The percentage increase over such periods was primarily due to such factors as well as to the decrease in revenue over such periods described above under "-- Total Revenue."

         FTP expects that sales and marketing expenses will decrease in 1998 from 1997 dollar amounts as a result of the Company's 1997 restructurings.

         PRODUCT DEVELOPMENT

         Product development expenses were approximately $27.0 million, $64.7 million and $22.3 million in 1997, 1996 and 1995, respectively, representing approximately 40%, 64% and 17% of total revenue for each period, respectively.

         The decrease in product development expenses of approximately $37.7 million in 1997 compared to 1996 is attributable to the charge in the third quarter of 1996 of approximately $37.9 million for acquired in-process technology related to the July 1996 acquisition of Firefox. Excluding such charge, product development expenses increased to approximately $27.0 million for 1997 from approximately $26.8 million for 1996, representing approximately 40% and 26% of total revenue for each period, respectively. The $.2 million increase in 1997 primarily reflects an increase in compensation expense related to an increase in development personnel over the first six months of 1997 (resulting primarily from the Firefox acquisition), net of the effect of the workforce reduction effected in connection with the Company's July 1997 reorganization. The percentage increase over such periods was primarily due to the decrease in total revenue over such periods described above under "-- Total Revenue."


         The increase in product development expenses of approximately $42.4 million in 1996 compared to 1995 was primarily due to the $37.9 million charge for acquired in-process technology described above. An increase in compensation expenses related to an increase in development personnel during 1996 (resulting in part from the Firefox acquisition), as well as an increase in the use of outside contractors in connection with new product releases in 1996, in each case compared to 1995, also contributed to the 1996 increase in product development expenses. The percentage increase in 1996 compared to 1995 (excluding the charge described above) was primarily due to the decrease in revenue over such periods and the increase in compensation expenses and the use of outside contractors described above.

         FTP expects that product development expenses will decrease in 1998 from 1997 dollar amounts as a result of the Company's 1997 restructurings.

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

         GENERAL AND ADMINISTRATIVE

         General and administrative expenses were approximately $16.3 million, $19.8 million and $12.7 million in 1997, 1996 and 1995, respectively, representing approximately 24%, 20% and 10% of total revenue for each period, respectively. The $3.5 million decrease in 1997 was primarily the result of the reduction in expenses resulting from the Company's July 1997 reorganization and workforce reduction, partially offset by an increase in administrative expenses incurred in 1997 resulting primarily from an increase in general and administrative personnel over such periods (due primarily to the Firefox acquisition), and the incurrence in the second quarter of 1996 of approximately $1.0 million in severance-related expenses related to the Company's May 1996 workforce reduction. The percentage increase over such periods was primarily due to the decrease in total revenue over such periods described above under "-- Total Revenue."

         The dollar increase in general and administrative expenses in 1996 compared to 1995 was primarily due to expenses relating to an increase in personnel during 1996 (including the hiring of several senior executive officers), costs incurred in connection with the defense of the legal proceedings described under "-- Liquidity and Capital Resources" below and increased general and administrative expenses resulting from the Firefox acquisition. The percentage increase in 1996 compared to 1995 was also due to such factors as well as to the decrease in revenue over such periods.

         FTP expects that general and administrative expenses will decrease in 1998 from 1997 dollar amounts as a result of the Company's 1997 restructurings.

         OPERATING INCOME (LOSS)

         The Company experienced losses from continuing operations of approximately $60.3 million and $47.0 million in 1997 and 1996, respectively, representing approximately 89% and 47% of total revenue for each period, respectively. Excluding the restructuring charges of $18.3 million in 1997 and the $37.9 million charge for acquired in-process technology in 1996, the Company experienced losses from continuing operations of approximately $42.0 million and $9.1 million in 1997 and 1996, respectively, representing approximately 62% and 9% of total revenue for each period, respectively. The Company had income from continuing operations of approximately $41.4 million in 1995, representing approximately 32% of total revenue for such year. These incremental losses were primarily due to the decrease in total revenue over such periods described under above "-- Total Revenue."

         INVESTMENT AND OTHER INCOME, NET

         Investment and other income, net, was approximately $3.6 million, $4.3 million and $6.2 million for 1997, 1996 and 1995, respectively. The decreases in investment income over these periods was primarily due to a reduction in the Company's cash and investment balances over such periods resulting from operating losses in 1997 and the investment of cash in the 1996 acquisitions described above under "-- Recent Developments." The Company invests excess cash in high grade municipal bonds, U.S. government treasury obligations, high grade corporate obligations and equity investments.

         PROVISION FOR INCOME TAXES

         The provision for income taxes was approximately $1.2 million, $1.0 million and $17.6 million for 1997, 1996 and 1995, respectively. The Company's effective tax rate for 1997, 1996 and 1995 was 2.1%, 2.4% and 37.0%, respectively. Due to the uncertainty as to when the deferred tax assets may be realized, the Company has recorded a valuation allowance for all tax assets in excess of amounts available to be recovered pursuant to tax loss carrybacks for the years ended December 31, 1997 and 1996. The difference between the statutory rate and the effective rate for 1995 resulted primarily from the benefits received from the Company's foreign sales corporation and research and experimentation credits.

         DISCONTINUED OPERATIONS

         In September 1996, the Company announced a formal plan to spin off, through the sale to third parties, its collaborative lines of business and to discontinue other selected product lines. Accordingly, these operations are treated as discontinued operations in the accompanying financial statements. Such financial statements have been restated to report separately in all periods presented the net assets and operating results of the discontinued operations. Net assets of discontinued operations consist primarily of cash, receivables, purchased software and fixed assets less accounts payable and accrued expenses. As a result, the Company recorded a $4.8 million charge to write down the related assets to estimated net realizable value at September 30, 1996. The Company completed the dispositions of its discontinued operations during 1997; the aggregate net loss from such dispositions was approximately $3.6 million (this actual loss being approximately $1.2 million lower than originally estimated).

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1997, the Company had an aggregate of approximately $71.6 million in cash and cash equivalents, short-term investments and long-term investments. Of this amount, approximately $37.6 million was invested primarily in highly liquid investments with original maturities of three months or less, approximately $14.2 million was invested in short-term investments consisting of U.S. government obligations and commercial paper with maturities of less than one year, and approximately $19.8 million was invested in U.S. government obligations, commercial paper and municipal obligations with maturities of greater than one year. Cash and investments reflect approximately $44.8 million of the net proceeds from FTP's 1993 and 1994 public offerings, and approximately $7.5 million from the dispositions of discontinued operations during 1997.

         The Company used approximately $30.9 million of cash for continuing operations in 1997 and generated funds from continuing operations of approximately $23.5 million and $35.1 million in 1996 and 1995, respectively. Of the $30.9 million of cash used during 1997, approximately $7.8 million was used in connection with the Company's July 1997 restructuring. See Note C of the Notes to Consolidated Financial Statements included below. The Company made capital expenditures of approximately $3.5 million, $9.1 million and $11.9 million in 1997, 1996 and 1995, respectively. Included in the capital expenditures for 1997, 1996 and 1995 were payments for acquired technologies and related assets in the amounts of approximately $.8 million, $5.6 million and $2.0 million, respectively.

         Accounts receivable, net, decreased to approximately $8.3 million at December 31, 1997 from approximately $16.6 million at December 31, 1996. This decrease is primarily attributable to the decrease in total revenue during 1997 described above under "-- Total Revenue."

         With respect to Year 2000 compliance by the software products used in the Company's internal software systems, the vendor of the Company's financial and accounting systems has advised the Company that the current version of such vendor's product is Year 2000 compliant and that the Company will receive such version at no additional cost under such vendor's maintenance program. The Company currently intends to install such version during the third quarter of 1998. The Company believes that its technical support system, being the Company's other primary internal software system, is Year 2000 compliant. Accordingly, the Company does not anticipate that it will incur any material costs in connection with addressing Year 2000 compliance of its internal systems.

         With respect to Year 2000 compliance by the software products sold by the Company, certain of such products are currently Year 2000 compliant, and the Company is testing its other products for Year 2000 compliance and believes such testing will be substantially complete by mid-summer of 1998. The Company does not anticipate that it will incur any material costs in connection therewith.

         To date, inflation has not had a material impact on the Company's financial results.

         On March 14, 1996, a class action lawsuit was filed against FTP and certain of its current and former officers alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10b-5 thereunder. On February 23, 1996, a class action lawsuit was filed against Firefox and certain of its current and former officers and former directors also alleging violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5. For a more detailed description of these legal proceedings, see "Legal Proceedings" above and Note J to the Company's consolidated financial statements included below under Item 8. Each of FTP and Firefox has reviewed the allegations in the lawsuit against it, believes such allegations to be without merit and intends to defend itself and its officers vigorously. In order to support an adequate defense, each of FTP and Firefox has spent and expects to continue to spend substantial sums for legal and expert fees and costs. The costs of defending each lawsuit and the ultimate outcome of each lawsuit are uncertain and cannot be estimated. If the lawsuit against FTP were ultimately determined adversely to FTP, or if the lawsuit against Firefox were ultimately determined adversely to Firefox, such company could be required to pay a substantial judgment, which could have a material adverse effect on the Company's consolidated business, financial condition and results of operations.

         Looking forward, the Company believes that its available cash, cash equivalents and short-term investments will be sufficient to fund its ordinary operating expenses at least through 1998. As noted under "--Recent Developments" above, the Company expects to continue to make substantial investments in its businesses. There can be no assurance, however, that the capital resources necessary to make such investments will be available or that, if available, such resources will be on terms acceptable to the Company.

         NEW ACCOUNTING STANDARDS

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosure about Segments of an Enterprise." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. The Company will adopt the provisions of SFAS No. 130 for its fiscal year ending December 31, 1998; however, management has not yet evaluated the effects of this change on its reporting of comprehensive income. SFAS No. 131 changes the way public companies report information about operating segments. SFAS No. 131, which is based on the management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report entity-wide disclosures about products and services, major customers and the material countries in which the entity holds assets and reports revenue. The Company intends to adopt SFAS No. 131 for its fiscal year ending December 31, 1998. Management does not expect such adoption to have any material impact on the way it reports information.

         In October 1997, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 97-2, "Software Revenue Recognition," which provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions and supersedes SOP 91-1, "Software Revenue Recognition." The Company will adopt SOP 97-2 for its fiscal year ending December 31, 1998 and does not expect such adoption to have any material impact on its revenue recognition policies.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

         In January 1997, the Securities and Exchange Commission issued Financial Reporting Release No. 48, which expands disclosure requirements for certain derivative and other financial instruments. The Company adopted the sensitivity analysis approach effective in the fourth quarter of 1997. The sensitivity approach presents the hypothetical change in fair value resulting from hypothetical changes in market rates.

         As a result of the Company's worldwide operations, the Company faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse effect on the Company's financial results in the future. Historically, the Company's primary exposures have been related to local currency operating expenses in Europe and Asia Pacific, where the Company sells primarily in U.S. dollars. The Company generally does not hedge anticipated foreign currency cash flows.

         The carrying amounts reflected in the accompanying consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short maturities of these instruments. The fair values represent estimates of possible value that may not be realized in the future.

         The Company maintains investment portfolio holdings of various issuers, types and maturities. These securities are generally classified as available for sale, and consequently are recorded on the balance sheet of the Company at fair value, with unrealized gains or losses reported as a separate component of stockholders' equity. The sensitivity analysis assumes an instantaneous 10% move in interest rates from their levels at December 31, 1997, with all other variables (including equity prices and foreign exchange rates) held constant. A 10% increase in market interest rates would result in a $3.4 million decrease in the fair value of the Company's investment portfolio. Management does not anticipate that an increase in interest rates would have a material adverse effect on the Company's income. As a result, the Company does not currently hedge these interest rate exposures.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of FTP Software, Inc.:

         We have audited the accompanying consolidated balance sheets of FTP Software, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of FTP Software, Inc. as of December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



                                                    /s/ COOPERS & LYBRAND L.L.P.

Boston, Massachusetts
January 27, 1998

                               FTP SOFTWARE, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                            DECEMBER 31,
                                                                     -------------------------
                                                                        1997            1996
                                                                     ---------       ---------
ASSETS
Current assets:
    Cash and cash equivalents                                        $  37,569       $  22,036
    Short-term investments                                              14,234          29,026
    Accounts receivable, net of allowance for doubtful accounts
        of $1,100 and $1,300 for 1997 and 1996, respectively             8,282          16,586
    Prepaid expenses and other current assets                            2,580           4,430
    Refundable income taxes                                              3,165           3,826
    Deferred income taxes                                                 --             1,244
    Net assets of discontinued operations                                 --             5,263
                                                                     ---------       ---------
        Total current assets                                            65,830          82,411
Property and equipment, net                                              8,301          20,734
Purchased software, net                                                  2,621           6,962
Investments                                                             19,767          47,971
Other assets                                                               956             830
                                                                     ---------       ---------
            Total assets                                             $  97,475       $ 158,908
                                                                     =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses                            $  10,976       $  12,700
    Income taxes payable                                                 1,613             873
    Accrued employee compensation and benefits                           3,652           4,000
    Deferred revenue                                                     5,715          10,058
                                                                     ---------       ---------
        Total current liabilities                                       21,956          27,631
                                                                     ---------       ---------
Commitments and contingencies (Note J)
Stockholders' equity:
    Preferred stock, $.01 par value; authorized
        5,000,000 shares; none issued and outstanding                     --              --
    Common stock, $.01 par value; authorized
        100,000,000 shares; issued and outstanding
        33,973,140 and 33,646,203 shares in 1997
        and 1996, respectively                                             339             336
    Additional paid-in capital                                         136,792         136,151
    Accumulated deficit                                                (62,046)         (5,447)
    Equity adjustments                                                     434             237
                                                                     ---------       ---------
            Total stockholders' equity                                  75,519         131,277
                                                                     ---------       ---------
                Total liabilities and stockholders' equity           $  97,475       $ 158,908
                                                                     =========       =========


   The accompanying notes are an integral part of these financial statements.

                               FTP SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   YEARS ENDED DECEMBER 31,
                                                          -----------------------------------------
                                                             1997            1996            1995
                                                          ---------       ---------       ---------
Revenue:
    Product revenue                                       $  50,639       $  84,579       $ 115,715
    Service revenue                                          17,095          16,512          13,100
                                                          ---------       ---------       ---------
        Total revenue                                        67,734         101,091         128,815
                                                          ---------       ---------       ---------

Cost of revenue:
    Product cost                                             11,624           6,995           6,725
    Service cost                                              9,505           9,801           9,127
                                                          ---------       ---------       ---------
        Total cost of revenue                                21,129          16,796          15,852
                                                          ---------       ---------       ---------

Gross margin                                                 46,605          84,295         112,963
                                                          ---------       ---------       ---------

Operating expenses:
    Sales and marketing                                      45,196          46,896          36,593
    Product development                                      27,044          64,652          22,298
    General and administrative                               16,289          19,782          12,699
    Restructuring charges                                    18,330            --              --
                                                          ---------       ---------       ---------
        Total operating expenses                            106,859         131,330          71,590
                                                          ---------       ---------       ---------

Operating income (loss)                                     (60,254)        (47,035)         41,373

Investment income                                             3,646           4,284           6,156
                                                          ---------       ---------       ---------

Income (loss) from continuing operations before
    income taxes                                            (56,608)        (42,751)         47,529

Provision for income taxes                                    1,208           1,027          17,587
                                                          ---------       ---------       ---------

Income (loss) from continuing operations                    (57,816)        (43,778)         29,942

Discontinued operations, net of income tax benefits:
    Operating loss                                             --           (29,039)         (5,308)
    Gain on (provision for) disposition                       1,217          (4,760)           --
                                                          ---------       ---------       ---------

Net income (loss)                                         $ (56,599)      $ (77,577)      $  24,634
                                                          =========       =========       =========

Basic income (loss) per share:
    Continuing operations                                 $   (1.71)      $   (1.46)      $    1.19
    Discontinued operations                                     .04           (1.13)           (.21)
                                                          =========       =========       =========
                                                          $   (1.67)      $   (2.59)      $     .98

                                                          =========       =========       =========
Weighted average number of basic common and common
     equivalent shares outstanding                           33,842          29,896          25,158
                                                          =========       =========       =========

Diluted income (loss) per share:
    Continuing operations                                 $   (1.71)      $   (1.46)      $    1.06
    Discontinued operations                                     .04           (1.13)           (.19)
                                                          =========       =========       =========
                                                          $   (1.67)      $   (2.59)      $     .87
                                                          =========       =========       =========
Weighted average number of diluted common and
    common equivalent shares outstanding                     33,842          29,896          28,245
                                                          =========       =========       =========

   The accompanying notes are an integral part of these financial statements.

                               FTP SOFTWARE, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                              RETAINED     FOREIGN         NET
                                                                ADDITIONAL    EARNINGS     EXCHANGE      UNREALIZED       TOTAL
                                             COMMON STOCK        PAID-IN    (ACCUMULATED  TRANSLATION    INVESTMENT    STOCKHOLDERS'
                                          SHARES      AMOUNT     CAPITAL       DEFICIT)   ADJUSTMENTS  GAINS (LOSSES)     EQUITY
                                          ------      ------     -------       --------   -----------  --------------     ------

Balance at January 1, 1995              23,344,122      $233      $ 64,955      $ 47,496        --          --           $ 112,684

Issuance of common stock                 3,162,607        32         8,852          --          --          --               8,884

Tax benefit of stock option
   activity                                   --         --         18,800          --          --          --              18,800

Net income                                    --         --           --          24,634        --          --              24,634

Foreign exchange translation
  adjustments                                 --         --           --            --         $  14        --                  14

Net unrealized investment
  losses                                      --         --           --            --          --         $(208)             (208)
                                        ----------      ----      --------      --------       -----       -----         ---------

Balance at December 31, 1995            26,506,729       265        92,607        72,130          14        (208)          164,808

Issuance of common stock                 7,139,474        71        43,544          --          --          --              43,615

Net loss                                      --         --           --         (77,577)       --          --             (77,577)

Foreign exchange translation
  adjustments                                 --         --           --            --          (425)       --                (425)

Net unrealized investment
  gains                                       --         --           --            --          --           856               856
                                        ----------      ----      --------      --------       -----       -----         ---------

Balance at December 31, 1996            33,646,203       336       136,151        (5,447)       (411)        648           131,277

Issuance of common stock                   326,937         3           641          --          --          --                 644

Net loss                                      --         --           --         (56,599)       --          --             (56,599)

Foreign exchange translation
  adjustments                                 --         --           --            --           814        --                 814

Net unrealized investment
  losses                                      --         --           --            --          --          (617)             (617)

                                        ----------      ----      --------      --------       -----       -----         ---------
Balance at December 31, 1997            33,973,140      $339      $136,792      $(62,046)      $ 403       $  31         $  75,519
                                        ==========      ====      ========      ========       =====       =====         =========


   The accompanying notes are an integral part of these financial statements.

                               FTP SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                  YEARS ENDED DECEMBER 31,
                                                                                       --------------------------------------------
                                                                                         1997              1996              1995
                                                                                       --------          --------          --------
Cash flows from operating activities:
    Income (loss) from continuing operations                                           $(57,816)         $(43,778)         $ 29,942
    Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used for) operating activities:
       Depreciation and amortization                                                     12,064             9,260             6,137
       Loss on disposition of property and equipment                                        693               422               255
       Non-cash writeoffs in restructuring charge                                         7,772                --                --
       Provision for doubtful accounts                                                      200              (300)              600
       Purchase of in-process technology                                                     --            37,852                --
       Amortization of discounts and premiums on investments                                 66                29            (1,407)
       Deferred income taxes                                                              1,244             1,221            (1,324)
       Tax benefit of stock option activity                                                  --                --            18,800
       Changes in operating assets and liabilities, net of effects from acquisition of business:
          Accounts receivable                                                             8,105            17,184           (14,741)
          Prepaid expenses and other current assets                                       1,850               895            (2,405)
          Refundable income taxes                                                           661             1,521            (7,775)
          Other assets                                                                     (126)             (376)               --
          Accounts payable and accrued expenses                                          (1,728)              (84)            4,688
          Income taxes payable                                                              740               873            (2,044)
          Accrued employee compensation and benefits                                       (348)           (1,989)              568
          Deferred revenue                                                               (4,343)              740             3,837
                                                                                       --------          --------          --------
              Net cash provided by (used for) continuing operations                     (30,966)           23,470            35,131
              Net cash provided by (used for) discontinued operations                     6,382            (4,920)           (1,834)
                                                                                       --------          --------          --------
                 Net cash provided by (used for) operating activities                   (24,584)           18,550            33,297
                                                                                       --------          --------          --------
Cash flows from investing activities:
    Capital expenditures                                                                 (3,530)           (9,072)          (11,905)
    Maturities (purchase) of investments                                                 42,930            18,900            (7,454)
    Acquisition of business, net of cash acquired                                            --            (3,776)               --
    Other investing activities, net                                                          --               (97)               15
                                                                                       --------          --------          --------
              Net cash provided by (used for) continuing operations                      39,400             5,955           (19,344)
              Net cash used for discontinued operations                                      --           (32,809)           (2,365)
                                                                                       --------          --------          --------
                 Net cash provided by (used for) investing activities                    39,400           (26,854)          (21,709)
                                                                                       --------          --------          --------
Cash flows from financing activities:
    Proceeds from issuance of common stock                                                  644             1,536             8,884
    Principal payments on long-term obligations                                              --            (1,589)           (1,142)
                                                                                       --------          --------          --------
                 Net cash provided by (used for) financing activities                       644               (53)            7,742
                                                                                       --------          --------          --------
Effect of exchange rate changes on cash                                                      73               156                11
                                                                                       --------          --------          --------
Net increase (decrease) in cash and cash equivalents                                     15,533            (8,201)           19,341
Cash and cash equivalents, beginning of year                                             22,036            30,237            10,896
                                                                                       --------          --------          --------
Cash and cash equivalents, end of year                                                 $ 37,569          $ 22,036          $ 30,237
                                                                                       ========          ========          ========
Supplemental disclosure of cash flow information:
    Income taxes paid                                                                  $    527                --          $  1,952
                                                                                       ========          ========          ========
    Non-cash financing activities:
       Acquisition of business for stock                                                     --          $ 42,079                --
       Financed purchased software                                                           --                --          $  1,000
                                                                                       ========          ========          ========

   The accompanying notes are an integral part of these financial statements.

                               FTP SOFTWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.       DESCRIPTION OF BUSINESS:

         FTP Software, Inc. (the "Company") is engaged in the design, development, marketing and support of connectivity software applications that enable users to connect to information across TCP/IP networks, including data residing on mainframes, minicomputers and servers. These applications include terminal emulation, NFS file sharing and printing, file transfer and legacy host access.

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

         Investments

         The Company has established guidelines for credit ratings, diversification and maturities for its investment portfolio that are intended to maintain safety and liquidity. The Company's investments are widely diversified, consisting primarily of investment grade debt securities classified as available-for-sale. Accordingly, investments are reported at market value with unrealized holding gains and losses reflected net as a separate component of stockholders' equity until realized. The cost of short-term investments and long-term investments is determined on the specific identification method and the market value is based on quoted market prices.

                               FTP SOFTWARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


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

         Foreign Currency Translation

         The functional currency of the Company's foreign subsidiaries is the local currency. Accordingly, assets and liabilities of these operations are translated at exchange rates in effect at year-end. Income and expense items are translated at average rates of exchange for the period. Resulting translation adjustments are accumulated in a separate component of stockholders' equity. Gains and losses from foreign currency transactions, which are not material, are included in net income (loss).

         Product Development Costs

         Costs related to research, design and development of computer software are charged to product development expense as incurred. The Company capitalizes eligible software costs incurred after technological feasibility of the product has been established, which is generally demonstrated by the initial beta release. The capitalizable costs of internally developed software to date have not been material. Purchased software of approximately $.8 million, $5.6 million and $2.0 million was acquired in 1997, 1996 and 1995, respectively. These assets are being amortized over a one- to four-year period based on the expected useful lives of the products. Related amortization charges, reflected in cost of revenue, were approximately $5.2 million, $2.7 million and $2.2 million in 1997, 1996 and 1995, respectively. Accumulated amortization related to these assets amounted to $9,996 and $4,890 in 1997 and 1996, respectively.

         Income Taxes

         Deferred income tax assets and liabilities arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that are expected to result in taxable or deductible amounts in future years. The Company periodically evaluates the realizability of its deferred tax assets. A valuation allowance against net deferred tax assets is established if, based on the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

                               FTP SOFTWARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         Net Income (Loss) Per Share

         The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," for the year ended December 31, 1997. This statement requires the presentation of basic and diluted net income per share. Basic net income per common share is computed using the weighted average number of common shares outstanding during the period. The Company has restated all prior period per share presented as required by SFAS No. 128. Diluted net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options. During periods that the Company has recorded a net loss, dilutive common shares are not included in the computation as the effect would be anti-dilutive.

         Risks and Uncertainties

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

         The Company's future results of operations involve a number of risks and uncertainties. Factors that could affect the Company's future operating results and cause actual results to vary materially from expectations include, but are not limited to, competition, competitive pricing pressures, technological and other market changes, the effects of the Company's 1997 restructurings, dependence on new products, distribution risks and changes in personnel.

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

         Accounting for Stock-Based Compensation

         The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," during 1996. This Statement defines a fair value based method of accounting for stock-based employee compensation and requires that companies either recognize compensation expense for grants of stock, stock options and other equity instruments or provide pro forma disclosure of net income (loss) and net income (loss) per share in the notes to the financial statements as if such expense had been recognized. The Company has elected to continue measuring compensation costs for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations and has disclosed pro forma net loss and net loss per share for 1997 and 1996 as if the fair value based method of accounting had been

                               FTP SOFTWARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


applied. As such, adoption of this Statement had no effect on the Company's results of operations for 1997 and 1996.

         New Accounting Standards

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosure about Segments of an Enterprise." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. The Company will adopt the provisions of SFAS No. 130 for its fiscal year ending December 31, 1998; however, management has not yet evaluated the effects of this change on its reporting of comprehensive income. SFAS No. 131 changes the way public companies report information about operating segments. SFAS No. 131, which is based on the management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report entity-wide disclosures about products and services, major customers and the material countries in which the entity holds assets and reports revenue. The Company intends to adopt SFAS No. 131 for its fiscal year ending December 31, 1998. Management does not expect such adoption to have any material impact on the way it reports information.

         In October 1997, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 97-2, "Software Revenue Recognition," which provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions and supersedes SOP 91-1, "Software Revenue Recognition." The Company will adopt SOP 97-2 for its fiscal year ending December 31, 1998 and does not expect such adoption to have any material impact on its revenue recognition policies.

         Reclassifications

         Certain prior year amounts have been reclassified to conform with the current year's presentation.

C.        RESTRUCTURE CHARGES:

         In July 1997, the Company reorganized its operations into business units and effected a worldwide workforce reduction in order to lower the Company's overall cost structure and create greater focus on specific strategic business opportunities. This restructuring resulted in a charge of approximately $17.1 million ($.50 per share) in the third quarter of 1997. This charge included severance related payments, excess facilities costs, the write-off of fixed assets and other restructuring-related items such as losses related to cancelled contracts; such costs were all substantially completed in 1997.

         In late December 1997, following a review of the financial results of its business units for the second half of 1997, the Company decided to further streamline its operations and to recombine its business units into one worldwide organization. This restructuring resulted in a charge of approximately $1.3 million ($.04 per share) in the fourth quarter of 1997. This charge included costs similar to those

                               FTP SOFTWARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


incurred in connection with the third quarter restructuring; management expects these costs to be substantially completed in the first quarter of 1998.

         The following summarizes the 1997 restructuring charges, the related write-offs and cash paid in connection with the restructurings (dollars in thousands):

                                 Severance       Excess        Excess
                                 Payments      Facilities    Fixed Assets    Other        Total
                                 --------      ----------    ------------    -----        -----
1997 restructuring charges        $ 7,391       $ 3,087       $ 6,871       $ 981       $ 18,330
Noncash write-offs                     --            --        (7,779)         --         (7,779)
Cash paid                          (6,168)       (1,553)           --         (86)        (7,807)
Reclassifications                    (457)          176           908        (627)             0
                                  -------       -------       -------       -----       --------
Accrued restructuring charge
   at December 31, 1997           $   766       $ 1,710       $     0       $ 268       $  2,744
                                  =======       =======       =======       =====       ========


         Amounts related to severance with respect to the July 1997 workforce reduction involved approximately 300 employees, primarily in sales and marketing, product development and general and administrative functions at the Company's domestic and European locations. Amounts related to facilities reflect the cost of the lease of the excess space arising primarily from the consolidation of the Company's Massachusetts headquarters and manufacturing facilities into the Company's North Andover, Massachusetts development offices.

         Amounts related to severance with respect to the December 1997 workforce reduction involved approximately 21 employees, primarily in development, at the Company's European locations. Amounts related to facilities reflect the cost of the lease of excess space at the Company's U.K. facility.

D.        ACQUISITIONS AND DISCONTINUED OPERATIONS

         During 1997, the Company completed the disposition of its collaborative lines of business and selected product lines which were identified in 1996 as not specifically related to the Company's continuing network connectivity business. The accompanying consolidated financial statements have been restated to report separately in all periods presented the net assets and operating results of the discontinued operations. Prior year operating results and all footnote disclosures have been restated to reflect continuing operations. Net assets of discontinued operations consisted primarily of purchased software and fixed assets less accounts payable and accrued expenses. In 1996, the Company recorded a charge of approximately $4.8 million to write down the related assets to estimated net realizable values.

         In the third quarter of 1997, the Company recorded an additional $2.0 million charge in connection with the termination of a long-term agreement associated with one of the discontinued lines of business. In the fourth quarter of 1997, the Company recorded a gain of approximately $3.2 million upon the completion of the disposition of all related assets.

                               FTP SOFTWARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         Summary operating results for the discontinued operations (which include charges of approximately $21.8 million and $1.1 million in 1996 and 1995, respectively, for certain acquired in-process technology) are as follows (in thousands):

                                                       YEARS ENDED DECEMBER 31,
                                                      -------------------------
                                                        1996             1995
                                                      --------          -------
Revenue                                               $  9,907          $ 7,561
Gross margin                                             5,255            5,569
Operating loss before income taxes                     (31,441)          (8,427)
Net loss                                               (33,799)          (5,308)

         During 1995 and 1996, the Company made the following acquisitions: in 1995, the Company acquired substantially all of the assets of Keyword Office Technologies Ltd., a developer of document viewer and conversion software products, for approximately $2.4 million; and in 1996, the Company acquired the following for a net cash purchase price of approximately $28.7 million: the Mariner Internet software product line of Networking Computing Devices, Inc.; substantially all of the assets of HyperDesk Corporation, including its collaborative GroupWorks product; and all of the outstanding stock of Campbell Services, Inc., the developer of OnTime, a scheduling software product. All of these acquisitions were accounted for as purchases, with the majority of the purchase price recorded as in-process technology, and are reflected in discontinued operations.

         In July 1996, the Company acquired Firefox Communications Inc. ("Firefox"), a supplier of server-centric departmental and LAN-based IP solutions and services, for a net purchase price of approximately $61.0 million, through the merger of a wholly-owned subsidiary of the Company into Firefox (the "Firefox Merger"). Pursuant to the Firefox Merger, all of the outstanding shares of the common stock of Firefox were converted into a total of approximately 6.4 million shares of the Company's common stock ("Common Stock") valued at approximately $40.6 million and approximately $9.1 million in cash. In addition, outstanding employee stock options to purchase Firefox common stock were converted into options to purchase approximately 336,000 shares of the Company's Common Stock, $.01 par value per share ("Common Stock"), valued at approximately $1.5 million. The Company also incurred acquisition-related costs of approximately $3.7 million and liabilities treated as assumed totaling approximately $6.1 million which are included in the net purchase price. The transaction was accounted for as a purchase. Based upon a valuation of the assets acquired, approximately $2.6 million was allocated to completed technology, which was included in purchased software and was fully amortized as of December 31, 1997; approximately $37.9 million was allocated to in-process technology and charged to product development expense in 1996; and approximately $20.5 million was allocated to the remaining assets of Firefox, primarily short-term investments and accounts receivable. Results of operations include activity from Firefox since the date of the acquisition.

         The unaudited pro forma consolidated results of continuing operations would have been as follows if the Firefox Merger had occurred on January 1, 1995 (in thousands, except per share amounts):

                               FTP SOFTWARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                                                    YEARS ENDED DECEMBER 31,
                                                 -------------------------------
                                                     1996                1995
                                                 -----------         -----------
Revenue                                          $   109,396         $   148,583
Net income (loss)                                     (9,243)             29,787
Basic net income (loss) per share                $      (.31)        $      1.18
Diluted net income (loss) per share                     (.31)               1.05

         These unaudited pro forma results are presented for informational purposes only and include certain adjustments such as additional amortization expense as a result of purchased software. They do not include the approximately $37.9 million charge to product development expense for acquired in-process technology and do not purport to be indicative of the Company's actual results of operations had the Firefox Merger occurred on January 1, 1995, nor are they indicative of the Company's results of operations for any future period.

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

E.        INVESTMENTS:

         Investments consist of the following (in thousands):

                                     DECEMBER 31, 1997          DECEMBER 31, 1996
                                  ------------------------  ------------------------
                                   MARKET      AMORTIZED      MARKET      AMORTIZED
                                   VALUE         COST          VALUE         COST
                                  ---------   ------------  -----------  -----------
U.S. government obligations        $19,502      $19,453       $42,127      $42,707
Corporate obligations               14,499       14,517        18,727       18,822
Municipal obligations                 --           --           9,171        9,153
Equity securities                     --           --           6,972        5,224
                                   -------      -------       -------      -------
                                   $34,001      $33,970       $76,997      $75,906
                                   =======      =======       =======      =======

         At December 31, 1997 and 1996, gross unrealized investment gains amounted to approximately $.1 million and $1.9 million, respectively, and gross unrealized investment losses amounted to approximately $.1 million and $.8 million, respectively. Proceeds from dispositions of available for sale securities were approximately $28.1 million and approximately $3.0 million in 1997 and 1996, respectively. These dispositions resulted in gross gains of approximately $.1 million and gross losses of approximately $.3 million in 1997. Gross gains and gross losses from such dispositions were not significant in 1996.

                               FTP SOFTWARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         The Company's investments, at market value based on quoted market prices, mature as follows (in thousands):

                                            DECEMBER 31,
                                       ----------------------
            YEARS TO MATURITY            1997        1996
                                       ----------  ----------
                   0-1                  $14,234      $29,026
                   1-5                   19,767       41,258
                  5-10                       --          258
                 Over 10                     --        6,455
                                       ----------  ----------
                                        $34,001      $76,997
                                       ==========  ==========

         Included in the above table as having 0-1 years to maturity are equity securities of approximately $7.0 million at December 31, 1996.

F.        PROPERTY AND EQUIPMENT:

         Property and equipment consist of the following (in thousands):

                                                                             DECEMBER 31,
                                                                    --------------------------
                                                                         1997         1996
                                                                    ------------   -----------
          Development equipment                                       $   4,453     $   7,266
          Equipment                                                       9,259        21,164
          Furniture and leasehold improvements                            4,756         8,784
                                                                      ---------      --------
                                                                         18,468        37,214
          Less accumulated depreciation and amortization                (10,167)      (16,480)
                                                                      ---------      --------
                                                                      $   8,301      $ 20,734
                                                                      =========      ========

G.        PROFIT SHARING RETIREMENT PLAN:

         The Company sponsors a profit sharing retirement plan for eligible employees established under the provisions of Section 401(k) of the Internal Revenue Code (the "401(k) Plan"), under which participants may defer a portion of their annual compensation on a pre-tax basis. Contributions by the Company to the 401(k) Plan are at the discretion of the Company's Board of Directors (the "Board of Directors") and amounted to approximately $1.0 million, $1.2 million and $1.0 million for the years ended December 31, 1997, 1996 and 1995, respectively.

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

                               FTP SOFTWARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


H.       INCOME TAXES:

         The loss from continuing operations before income taxes for the years ended December 31, 1997 and 1996 for domestic operations was approximately $55.9 million and $40.2 million, respectively, and for foreign operations was approximately $.7 million and $2.6 million, respectively. The income from continuing operations before income taxes for the year ended December 31, 1995 for domestic operations was approximately $46.6 million and for foreign operations was approximately $1.0 million.

         The provision for income taxes consists of the following (in thousands):

                                                 YEARS ENDED DECEMBER 31,
                                        ---------------------------------------
                                          1997            1996            1995
                                        -------        --------        --------
Current (benefit) provision:
     Federal                            $(1,210)       $ (3,252)       $ 15,657
     State                                  650             210           2,859
     Foreign                                523           2,848             395
                                        -------        --------        --------
                                            (37)           (194)         18,911
                                        -------        --------        --------
Deferred (benefit) provision:
     Federal                              1,210             982          (1,024)
     State                                   35             239            (300)
                                        -------        --------        --------
                                          1,245           1,221          (1,324)
                                        -------        --------        --------
                                        $ 1,208        $  1,027        $ 17,587
                                        =======        ========        ========

         The losses from discontinued operations resulted in tax benefits of approximately $2.5 million and $3.1 million in 1996 and 1995, respectively. There was no tax benefit from discontinued operations in 1997.

         The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income (loss) from continuing operations before income taxes as follows:

                                                           YEARS ENDED DECEMBER 31,
                                                    ------------------------------------
                                                     1997           1996           1995
                                                    ------         ------         ------
Tax (benefit) at U.S. statutory rate                 (35.0)%        (35.0)%         35.0%
Non-deductible merger-related costs                    1.0           31.1             --
Foreign tax                                             --            4.7             --
Operating loss with no current tax benefit            34.2            1.7             --
State income taxes net of federal tax benefit           .7             .6            4.3
Other                                                  1.2           (0.7)          (2.3)
                                                    ------         ------         ------
                                                       2.1%           2.4%          37.0%
                                                    ======         ======         ======

         The current federal and state provisions for income taxes do not reflect tax savings resulting from deductions associated with the Company's various stock plans of approximately $18.8 million in 1995, which was credited to stockholders' equity. There were no tax savings resulting from deductions associated with these stock plans in 1997 or 1996.

                               FTP SOFTWARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         The components of deferred income taxes are as follows (in thousands):

                                                                    DECEMBER 31,
                                                             ------------------------
                                                               1997            1996
                                                             --------        --------
Federal tax benefit of net operating loss
     carryforward and credits                                $ 19,456        $     --
State tax benefit of net operating loss
     carryforward and credits                                   5,499           1,616
Depreciation and amortization expense                           5,041           1,551
Accounts receivable reserve                                     1,092           1,259
Employee compensation and benefits accruals                     1,607           1,063
Foreign tax benefit of net operating loss carryforward
                                                                  608             513
Other                                                             634             283
                                                             --------        --------
                                                               33,937           6,285
Valuation allowance for deferred tax assets                   (33,483)         (2,676)
                                                             --------        --------
                                                                  454           3,609
                                                             --------        --------
Deferred tax liabilities:
     Depreciation and amortization expense                       (454)         (1,085)
     Purchased technology                                          --          (1,008)
     Other reserves and liabilities                                --            (272)
                                                             --------        --------
                                                                 (454)         (2,365)
                                                             --------        --------
Current deferred income tax assets                           $     --        $  1,244
                                                             ========        ========

         The realization of these deferred tax assets is dependent upon future earnings in specific tax jurisdictions. Due to the uncertainty as to when the deferred tax assets may be realized, the Company has recorded a valuation allowance for all tax assets in excess of amounts available to be recovered pursuant to tax loss carrybacks for the year ended December 31, 1997. The Company periodically reviews the need for the valuation allowance and if the valuation allowance is reduced, the tax benefit will be recorded as a reduction of the Company's income tax expense except for approximately $1.3 million which is attributable to stock options and will be credited to additional paid-in capital when realized.

         At December 31, 1997, the Company had a net operating loss carryforward for federal income tax purposes of approximately $46.3 million expiring at various dates beginning in 2008 through 2012 and tax credit carryforwards of approximately $3.7 million which expire in various years beginning in 1998 through 2011. At December 31, 1997, the Company had net operating loss carryforwards of approximately $53.0 million available to offset future taxable income in several state jurisdictions expiring at various dates beginning in 2000 through 2012. Similarly, research and experimentation credit carryforwards for state tax purposes of approximately $.6 million and investment tax credits of approximately $.1 million were available at December 31, 1997, expiring in 2010. In addition, the Company had a net operating loss of approximately $1.8 million available to offset future taxable income in a foreign jurisdiction with no expiration.

                               FTP SOFTWARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


I.       STOCKHOLDERS' EQUITY:

         Preferred Stock

         The Board of Directors is authorized, subject to any limitations prescribed by law, to issue up to an aggregate of 5,000,000 shares of the Company's preferred stock, $.01 par value per share ("Preferred Stock"), with such powers, designations, preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof, as shall be determined by the Board of Directors in a resolution or resolutions providing for the issuance of such Preferred Stock.

         On December 1, 1995, pursuant to the shareholder rights plan described below, the Board of Directors designated 500,000 shares of Preferred Stock as Junior Preferred Stock, $.01 par value per share ("Junior Preferred Stock"). Dividends accrue on the Junior Preferred Stock at a quarterly rate equal to the greater of $1.00 or, subject to adjustment, 100 times the aggregate per share amount of all dividends paid during the quarter on the Common Stock. The Junior Preferred Stock carries a liquidation preference of $100 per share, is redeemable, and entitles the holder to 100 votes per share on all matters submitted to a vote of the Company's stockholders. The Company has not issued any shares of Junior Preferred Stock.

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

         In November 1996, the Company amended the Rights Plan to permit Kopp Investment Advisors, Inc. and certain of its affiliates (but not any of their transferees) to acquire up to 6,722,400 shares of Common Stock (approximately 19.9% of the outstanding shares of Common Stock as of the date of such amendment) without triggering the exercisability of the Rights.

         The Board of Directors may redeem the Rights at any time prior to their expiration on December 1, 2005 at a redemption price of $.01 for each of the Rights. The Company has reserved 500,000 shares of Junior Preferred Stock for issuance upon exercise of the Rights.

                               FTP SOFTWARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         Stock Option Plans

         In January 1987, the Company adopted the FTP Software, Inc. Stock Option Plan (the "1987 Option Plan"). Under the 1987 Option Plan, as amended, the Company had the right to grant to certain employees either incentive or non-qualified stock options to purchase up to 26,400,000 shares of Common Stock vesting over four years. The exercise price of each option could not be less than the fair market value of Common Stock on the date of grant, as determined by the Board of Directors, and the term of each option could not exceed 10 years. This plan terminated in January 1997; as a result, no additional grants may be made under this plan.

         In January 1997, the Company adopted the FTP Software, Inc. 1997 Employee Equity Incentive Plan. Under this plan, the Company has the right to grant to certain employees non-qualified stock options, stock appreciation rights, restricted stock and unrestricted stock. The aggregate maximum number of shares of Common Stock that may be delivered under this plan is 2,780,000 plus the number of shares subject to options granted under the 1987 Option Plan that terminate unexercised after January 20, 1997. As of December 31, 1997, the maximum number of shares of Common Stock deliverable under this plan was 5,812,740. The exercise price of the options may not be less than the fair market value of the Common Stock on the date of grant, as determined by the Board of Directors, and the term of each option may not exceed 10 years. Options are exercisable to the extent vested. Vesting generally occurs within three years from the date of the grant.

         In August 1996, the Company adopted the FTP Software, Inc. 1996 Executive Equity Incentive Plan, which enables the Company to grant either incentive or non-qualified stock options, stock appreciation rights, restricted stock and unrestricted stock to its executive officers. The aggregate maximum number of shares of Common Stock that may be delivered under this plan is 1,500,000. The exercise price of the options may not be less than the fair market value of the Common Stock on the date of the grant, as determined by the Board of Directors, and the term of each option may not exceed 10 years. The options vest over various dates within three to four years from the date of the grant.

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

         In September 1993, the Company adopted the 1993 Non-Employee Directors' Stock Option Plan, which provides for the automatic grant of options upon the election or re-election of each non- employee director and for discretionary option grants to such directors. A maximum of 500,000 shares of Common Stock may be issued under this plan. The exercise price of each option may not be less than the fair market value of Common Stock on the date of the grant, as determined by the Board of Directors, and the term of each option may not exceed 10 years. The original automatic grant provisions generally provided for the grant of an option to purchase 30,000 shares of Common Stock upon the election or re-

                               FTP SOFTWARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


election of such a director, vesting over three years. As amended in December 1997, this plan now generally provides for the automatic grant of an option to purchase 20,000 shares upon the election or re-election of a non-employee director, vesting over three years, and the automatic grant of an additional option to purchase 10,000 shares of Common Stock on each of the first and second anniversaries of such election or re-election, provided such director is still serving as such, vesting in full upon grant.

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

         Prior to the Company's acquisition of Firefox, Firefox also maintained the Firefox 1995 Stock Option Plan. This plan provided for the grant of incentive stock options and non-qualified stock options at an exercise price not less than 100% and 85%, respectively, of the fair market value of Firefox's common stock at the date of grant. Options granted under this plan were generally scheduled to vest over four years and were required to be exercised no later than 10 years from the date of grant. Pursuant to the Firefox Merger, each option outstanding under this plan was automatically assumed by the Company and converted into an option to purchase shares of Common Stock at a new exercise price determined in accordance with the merger agreement, but otherwise continued on the same terms and conditions that applied prior to the conversion of the options. Holders of options granted under this plan had the opportunity to participate in the option exchange offer described above.

         Stock option activity under the Company's various stock option plans is summarized as follows:

                                                                         WEIGHTED-AVERAGE
                                                      SHARES              EXERCISE PRICE
                                                    ----------           ----------------
Outstanding, January 1, 1995                         7,445,029            $     7.21
     Granted                                         1,754,286                 30.59
     Exercised                                      (3,137,635)                 2.71
     Canceled                                       (1,795,361)                 6.25
                                                    ----------
Outstanding, December 31, 1995                       4,266,319                 20.54
     Granted                                         5,414,978                  9.60
     Converted Firefox options                         336,424                  5.44
     Exercised                                        (703,332)                 1.80
     Canceled                                       (3,759,520)                22.29
                                                    ----------
Outstanding, December 31, 1996                       5,554,869                 10.16
     Granted                                         5,328,003                  4.06
     Exercised                                        (297,270)                 1.76
     Canceled                                       (3,933,873)                10.13
                                                    ----------
Outstanding, December 31, 1997                       6,651,729            $     5.67
                                                    ==========

                               FTP SOFTWARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         Information about stock options outstanding at December 31, 1997 is summarized as follows:

                               OUTSTANDING                                     EXERCISABLE
----------------------------------------------------------------------    --------------------
                                      WEIGHTED-
                                       AVERAGE
                                      REMAINING                                      WEIGHTED-
                                     CONTRACTUAL       WEIGHTED-                     AVERAGE
 RANGE OF EXERCISE                       LIFE       AVERAGE EXERCISE                 EXERCISE
      PRICES            SHARES        (IN YEARS)         PRICE             SHARES     PRICE
-----------------     ---------     -------------   ------------------   ---------  ----------
$  0.14    $  0.14          977         3.54           $    0.14              977   $    0.14
   1.74       1.97      589,500         9.19                1.82           55,500        1.74
   2.81       4.13    2,939,700         9.25                3.79           20,000        3.00
   4.42       6.50    1,037,340         9.00                5.43           73,500        6.25
   6.88       9.88    1,759,436         7.99                8.20          546,451        8.33
  12.50      13.63      237,068         8.12               12.55           84,021       12.53
  25.75      31.75       87,708         6.84               28.16           83,599       28.02
                      ---------                                          --------
$  0.14    $ 31.75    6,651,729         8.80           $    5.67          864,048   $    9.91
                      =========                                          ========


         The weighted-average grant-date fair value of options granted during 1997, 1996 and 1995 was $3.55, $6.34 and $17.80 per share, respectively.

         Employee Stock Purchase Plans

         Effective January 1, 1994, the Company adopted the FTP Software, Inc. Employee Stock Purchase Plan. This plan provides a maximum of 1,000,000 shares of Common Stock for purchase by eligible employees at 85% of the fair market value of Common Stock on the first or last trading day of each six-month purchase period under the plan, whichever is lower. During 1997, 1996 and 1995, 24,897, 31,301 and 12,580 shares of Common Stock, respectively, were issued under this plan at a weighted-average purchase price of $3.41, $6.11 and $25.07 per share, respectively, and a fair value of $4.01, $7.18 and $29.49 per share, respectively.

         In October 1995, the Company adopted the FTP Software, Inc. Non-Qualified Stock Purchase Plan for Employees of Certain Subsidiaries. This plan is for the benefit of non-U.S. employees employed outside of the United States by subsidiaries of the Company approved for participation in the plan by the Compensation Committee of the Board of Directors. This plan provides a maximum of 100,000 shares of Common Stock for purchase by eligible employees at 85% of the fair market value of the Common Stock on the first or last trading day of each six-month purchase period under the plan, whichever is lower. The first purchase period under the plan began on January 1, 1996. Accordingly, no shares of Common Stock were issued under this plan during 1995. During 1997 and 1996, 2,423 and 3,564 shares of Common Stock were issued under this plan at a weighted-average purchase price of $4.15 and $6.20 per share, respectively, and a fair value of $4.88 and $7.30 per share, respectively.

                               FTP SOFTWARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         Stock-Based Compensation

         The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," issued in October 1995. In accordance with SFAS No. 123, the Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its option plans, and accordingly does not record compensation costs. If compensation cost for the Company's stock-based compensation plans had been determined based on the fair value at the grant dates as calculated in accordance with SFAS No. 123, the cost would have amounted to $3,538, $6,655 and $5,326 for the years ended December 31, 1997, 1996 and 1995, respectively. The Company's net loss and net loss per share for the years ended December 31, 1997 and 1996 would have been reported as the pro forma amounts indicated below (in thousands, except per share amounts):

                                                         YEARS ENDED DECEMBER 31,
                                             ----------------------------------------------
                                                 1997              1996              1995
                                             ----------        ----------        ----------
Net loss as reported                         $  (56,599)       $  (77,577)       $   24,634
Pro forma net loss                              (60,137)          (84,232)           19,308

Basic net loss per share as reported         $    (1.67)       $    (2.59)       $      .98
Pro forma basic net loss per share                (1.78)            (2.81)              .77

Diluted net loss per share as reported       $    (1.67)       $    (2.59)       $      .87
Pro forma diluted net loss per share              (1.78)            (2.81)              .68

         The pro forma amounts include the effects of all activity under the Company's stock-based compensation plans since January 1, 1996. The Company anticipates that it will have additional activity under these plans in the future.

         For the purpose of providing pro forma disclosures, the fair value of each stock option granted was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions: an expected life of 5.0 as of 1997 and 4.8 years as of 1996 and 1995; expected volatility of 80%, 83.4% and 64.4% in 1997, 1996 and 1995, respectively; no expected dividends; and a risk-free interest rate of 6.13%, 6.1% and 5.5% in 1997, 1996 and 1995, respectively.

         At December 31, 1996 and 1995, the number of shares of Common Stock for which options were exercisable totaled 864,048 and 1,159,729, respectively, at a weighted-average exercise price of $9.91 and $9.87 per share, respectively. At December 31, 1997, the number of shares of Common Stock available for future stock option grants amounted to 2,934,309.

         Earnings Per Share

         The earnings per share ("EPS") amounts have been computed in accordance with SFAS No. 128, "Earnings per Share." A reconciliation of the income (loss) and share information used in the basic and diluted per share computation for 1997, 1996 and 1995 is as follows (in thousands, except per share amounts):

                               FTP SOFTWARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                          YEAR ENDED DECEMBER 31, 1997

                                                INCOME         SHARES      PER SHARE
                                              (NUMERATOR)  (DENOMINATOR)    AMOUNT
                                              ----------   ------------   ----------
BASIC EPS
   Loss from continuing operations            $(57,816)         33,842     $   1.71
                                                                           ========
   Effect of dilutive securities                  --              --
                                              --------        --------
DILUTED EPS
   Loss from continuing operations            $(57,816)         33,842     $   1.71
                                              ========        ========     ========

                          YEAR ENDED DECEMBER 31, 1996

                                              INCOME         SHARES      PER SHARE
                                            (NUMERATOR)  (DENOMINATOR)    AMOUNT
                                            -----------  -------------  -----------
BASIC EPS
   Loss from continuing operations            $(43,778)       29,896       $   1.46
                                                                           ========
   Effect of dilutive securities                  --            --
                                              --------        ------
DILUTED EPS
   Loss from continuing operations            $(43,778)       29,896       $   1.46
                                              ========        ======       ========

                          YEAR ENDED DECEMBER 31, 1995

                                               INCOME         SHARES     PER SHARE
                                             (NUMERATOR)  (DENOMINATOR)    AMOUNT
                                             -----------  ------------   ---------
BASIC EPS
   Income from continuing operations            $29,942        25,158      $  1.19
                                                                           =======
   Effect of dilutive securities
      Options                                      --           3,087
                                                -------       -------
DILUTED EPS
   Income from continuing operations            $29,942        28,245      $  1.06
                                                =======       =======      =======

         For 1997 and 1996, the diluted EPS computations did not include approximately 6,652 and 5,555 additional shares at a weighted-average exercise price of $5.67 and $10.16, respectively, because these shares are attributable to outstanding options where the effect would have been anti-dilutive.

J.       COMMITMENTS AND CONTINGENCIES:

         Lease Commitments

         The Company leases its corporate and administrative office facilities under long-term non-cancelable operating lease agreements expiring at various dates through 2011. The agreements generally require the payment of utilities, real estate taxes, insurance and repairs. Total rent expense for the years ended December 31, 1997, 1996 and 1995 amounted to approximately $4.4 million, $4.8 million and $3.0 million, respectively.

                               FTP SOFTWARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         At December 31, 1997, future minimum annual rental payments, net of sublease rental payments of approximately $10.4 million, required under the operating lease agreements are as follows (in thousands):

                            1998             $ 3,884
                            1999               3,703
                            2000               3,586
                            2001               3,004
                            2002               1,782
                            Thereafter         3,091
                                             -------
                                             $19,050
                                             =======

         Litigation

         In March 1996, a class action lawsuit was filed in the United States District Court for the District of Massachusetts, naming the Company and certain of its current and former officers as defendants. The lawsuit, captioned Lawrence M. Greebel v. FTP Software, Inc., et al., Civil Action No. 96-10544, alleges that the defendants publicly issued false and misleading statements and omitted to disclose material facts necessary to make such statements not false and misleading, which the plaintiffs contend caused an artificial inflation in the price of the Company's common stock. Specifically, the original complaint alleged that the defendants knowingly concealed adverse facts and made false or misleading forward and non-forward looking statements concerning the operating results and financial condition of the Company, the effects of the Company's July 1995 corporate restructuring and changing competitive factors in the Company's industry. The lawsuit, which is purportedly brought on behalf of a class of purchasers of the Company's common stock during the period from July 14, 1995 to January 3, 1996, alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10b-5 thereunder and seeks relief in the form of unspecified compensatory damages, costs and expenses and such other relief as the court deems proper and just. In August 1996, plaintiffs filed an amended complaint adding allegations concerning what plaintiffs claim were wrongful sales and accounting practices by the Company during the class period, but asserting the same causes of action as the original complaint. In October 1996, the Company filed a motion to dismiss the complaint on the grounds that the plaintiffs had not met the pleading requirements of the Private Securities Litigation Reform Act of 1995. The motion was denied by the court on February 13, 1997. On February 13, 1998, FTP filed a motion for partial summary judgment and renewed motion to dismiss; plaintiffs filed their response on March 20, 1998. FTP intends to request the court to permit it to file a reply memorandum in further support of such motion. If permitted to do so, FTP will file its reply memorandum by April 10, 1998, after which time the motion will be before the court for resolution.

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

                               FTP SOFTWARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


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

         In July 1996, plaintiffs filed their amended complaint. The amended complaint alleged that defendants misrepresented or failed to disclose material facts about Firefox's operations and financial results which the plaintiffs contended resulted in an artificial inflation of the price of Firefox's common stock. The amended complaint was purportedly brought on behalf of a class of purchasers of Firefox's common stock during the period from July 20, 1995 to January 2, 1996. The amended complaint again alleged claims for violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder and sought relief in the form described above. Specifically, the amended complaint alleged that defendants knew allegedly material adverse non-public information about Firefox's financial results and business conditions which allegedly was not disclosed, that they improperly directed that certain sales and revenues be recognized and failed to keep adequate reserves and that they participated in drafting, reviewing and/or approving allegedly misleading statements, releases, analysts reports and other public representations, including disclaimers and warnings of and about Firefox. The amended complaint also alleged that John A. Kimberley, then an officer and director of Firefox, and Frank Richardson, a former officer and director of Firefox, were liable as "controlling persons" of Firefox. In September 1996, Firefox filed a motion to dismiss the amended complaint on the grounds that the plaintiffs had not met the pleading requirements of the Private Securities Litigation Reform Act of 1995. On May 8, 1997, the court dismissed the amended complaint on such grounds, without leave to amend. Plaintiffs have appealed the dismissal to the Ninth Circuit Court of Appeals. The appeal is fully briefed; the court has not yet set a date for oral argument.

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

                               FTP SOFTWARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


estimated. If the lawsuit were determined adversely to Firefox, Firefox could be required to pay a substantial judgment, which could have a material adverse effect on Firefox's business, financial condition and results of operations.

K.       SEGMENT INFORMATION:

         The Company is active in only one business segment: designing, developing, marketing and supporting PC connectivity and other software products.

         The Company's export sales can be grouped into the following geographic areas (in thousands):

                                                    YEARS ENDED DECEMBER 31,
                                           -------------------------------------
                                              1997           1996           1995
                                           -------        -------        -------
Geographic area:
     North and South America
         (other than U.S.)                 $ 1,852        $ 6,142        $ 9,789
     Asia Pacific                            3,792          8,965          9,601
     Europe                                 21,861         27,282         38,075
     Other                                     354            170          1,693
                                           -------        -------        -------
         Total                             $27,859        $42,559        $59,158
                                           =======        =======        =======


         Sales, marketing and development operations outside the United States are conducted through subsidiaries and branches located principally in Europe. For the year ended December 31, 1997, the Company's foreign operations reported management fee income of approximately $22.0 million, of which approximately $17.5 million is attributable to the United Kingdom. The management fee income is primarily based upon revenue generated from the geographic area. In addition, the loss from foreign operations amounted to approximately $.7 million and identifiable assets associated with foreign operations amounted to approximately $3.1 million. The Company's United States operations accounted for greater than 90% of the Company's revenue, income (loss) from operations and identifiable assets for each of the years ended December 31, 1996 and 1995.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information relating to the executive officers of the Company is included in Item 4A of Part I of this Report.

         Information relating to the directors of the Company is incorporated in this Report by reference to the information set forth under "Election of Director" in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the 1998 Annual Meeting of Stockholders (the "Proxy Statement").

         Information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference to the information included under "Executive Compensation --Compliance with Section 16(a) of the Exchange Act" in the Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION.

         The information set forth under "Executive Compensation" in the Proxy Statement is incorporated in this Report by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information set forth under "Security Ownership" in the Proxy Statement is incorporated in this Report by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information set forth under "Certain Transactions" in the Proxy Statement is incorporated in this Report by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

The following documents are filed as part of this Report:

FINANCIAL STATEMENTS:

Report of Independent Accountants

Consolidated Balance Sheets at December 31, 1997 and 1996

Consolidated Statements of Operations For the Years Ended December 31, 1997, 1996 and 1995

Consolidated Statements of Stockholders' Equity For the Years Ended December 31, 1995, 1996 and 1997

Consolidated Statements of Cash Flows For the Years Ended December 31, 1997, 1996 and 1995

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

4.3              Amendment  to Rights  Agreement  dated as of November 7, 1996 between the Company and State Street Bank and Trust
                 Company, as Rights Agent(2)

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

EXHIBIT NO.      TITLE
-----------      -----

10.4             Amendment  No. 3 to Indenture of Lease  between the Company and North  Andover  Mills Realty dated as of June 18,
                 1993(1)

10.5             Amendment  No. 4 to Indenture of Lease  between the Company and North  Andover  Mills Realty dated as of September
                 30, 1993(1)

10.6             Amendment No. 5 to Indenture of Lease  between the Company and North Andover Mills Realty  Limited Partnership
                 dated August 12, 1995(1)

10.7             Employment Agreement between the Company and Glenn C. Hazard dated as of July 29, 1996(2)

10.8             Amendment No. 1 to Employment  Agreement  between the Company and Glenn C. Hazard dated as of June 19, 1997(4)

10.9             Amendment  No. 2 to  Employment  Agreement  between the  Company  and Glenn C. Hazard  dated as of September 4,
                 1997(5)

10.10            Amended and  Restated  Employment  Agreement  between the Company and Glenn C. Hazard  dated as of December 12,
                 1997*

10.11            Employment Agreement between the Company and Douglas F. Flood dated as of July 23, 1996(2)

10.12            Amendment  No. 1 to  Employment  Agreement  between  the  Company and Douglas F. Flood dated as of June 19, 1997(4)

10.13            Amendment  No. 2 to  Employment  Agreement  between  the  Company and Douglas F. Flood dated as of September 4,
                 1997(5)

10.14            Amended and  Restated  Employment  Agreement  between the Company and Douglas F. Flood dated as of December 12,
                 1997*

10.15            Employment  Agreement  between the Company and John A. Kimberley dated as of the "Effective  Date" of the Firefox merger(2)

10.16            Amendment  No. 1 to Employment  Agreement  between the Company and John A.  Kimberley  dated as of June 19, 1997(4)

10.17            Employment Agreement between the Company and Dennis Leibl dated as of December 12, 1997*

10.18            Employment  Agreement  between the Company and Peter R. Simkin dated as of the "Effective Date" of the Firefox merger, together with Amendment No. 1 thereto dated August 24, 1996(2)

10.19            Amendment No. 2 to Employment  Agreement  between Company and Peter R. Simkin dated as of December 15, 1996(3)

10.20            Amendment No. 3 to Employment  Agreement  between Company and Peter R. Simkin dated as of June 19, 1997(4)

10.21            Employment Agreement between the Company and James A. Tholen dated as of April 6, 1997(4)

10.22            Amended and  Restated  Employment  Agreement  between the Company and James A. Tholen  dated as of December 12,
                 1997*

10.23            FTP Software, Inc. Stock Option Plan(1)

10.24            FTP Software, Inc. 1996 Executive Equity Incentive Plan(2)

EXHIBIT NO.      TITLE
-----------      -----

10.25            FTP Software, Inc. 1997 Employee Equity Incentive Plan(3)

10.26            Composite  FTP  Software,  Inc.  1993  Non-Employee  Directors'  Stock  Option Plan  incorporating Amendment  No. 1 effective  as of June 2, 1995,  Amendment  No. 2 effective  as of August 22, 1996 (2), as amended by Amendment No.
                 3 effective as of December 18, 1997*

10.27            Indenture of Lease between the Company and Andover Mills Realty  Limited  Partnership  dated as of October 1,
                 1993(1)

10.28            Amendment  No. 1 to  Indenture  of Lease  between the Company and  Andover  Mills  Realty  Limited Partnership
                 dated as of February 10, 1994(1)

10.29            Amendment  No. 2 to  Indenture  of Lease  between the Company and  Andover  Mills  Realty  Limited Partnership
                 dated as of June 7, 1995(1)

10.30            Amended and Restated  Agreement and Plan of Merger by and among the Company,  Firefox  Acquisition Corp. and
                 Firefox Communications Inc. dated as of May 21, 1996(6)

21               List of Subsidiaries*

23               Consent of Coopers & Lybrand L.L.P.*

27               Financial Data Schedule*

99               Cautionary Factors(7)

---------------------

*Filed with this Report.

(1) Included as an exhibit to, and incorporated in this Report by reference to, the Company's Registration Statement on Form S-4 (No. 333-06917) filed with the Securities and Exchange Commission (the "Commission") on June 26, 1996.

(2) Included as an exhibit to, and incorporated in this Report by reference to, the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 filed with the Commission on November 14, 1996.

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

(5) Included as an exhibit to, and incorporated in this Report by reference to, the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 filed with the Commission on November 14, 1997.

(6) Included as Appendix A to, and incorporated in this Report by reference to, the Company's Joint Proxy Statement/Prospectus filed with the Commission on July 1, 1996.

(7) Included as, and incorporated by reference to, Appendix A to this Report.


REPORTS ON FORM 8-K:

None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of March, 1998.

                               FTP SOFTWARE, INC.


                               By: /s/ Glenn C. Hazard
                                   -------------------------------------
                                   Glenn C. Hazard,
                                   President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

       Signature                                  Capacity                                  Date
       ---------                                  --------                                  ----



/s/ Glenn C. Hazard                      President and Chief Executive Officer              March 27, 1998
-----------------------------------      and a Director
Glenn C. Hazard                          (principal executive officer)



/s/ James A. Tholen                      Senior Vice President and Chief                    March 27, 1998
-----------------------------------      Financial and Operating Officer
James A. Tholen                          (principal financial and accounting officer)



/s/ Kevin J. Burns                       Director                                           March 27, 1998
-----------------------------------
Kevin J. Burns


/s/ Vinton G. Cerf                       Director                                           March 27, 1998
-----------------------------------
Vinton G. Cerf


/s/ David D. Clark                       Director                                           March 27, 1998
-----------------------------------
David D. Clark


/s/ Louise M. Cromwell                   Director                                           March 27, 1998
-----------------------------------
Louise M. Cromwell


/s/ F. David Fowler                      Director                                           March 27, 1998
-----------------------------------
F. David Fowler

                                   APPENDIX A

                               CAUTIONARY FACTORS

         FROM TIME TO TIME MANAGEMENT OF FTP SOFTWARE, INC. ("FTP" OR THE "COMPANY") HAS MADE, AND MAY IN THE FUTURE MAKE, FORWARD-LOOKING STATEMENTS, BASED ON MANAGEMENT'S THEN-CURRENT EXPECTATIONS, INCLUDING STATEMENTS MADE IN SECURITIES AND EXCHANGE COMMISSION FILINGS, STATEMENTS MADE IN PRESS RELEASES AND ORAL STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. ALL FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS FOR A VARIETY OF REASONS. THESE REASONS INCLUDE, BUT ARE NOT LIMITED TO, COMPETITION, TECHNOLOGICAL AND OTHER MARKET CHANGES AND OTHER FACTORS OUTLINED BELOW AND IN "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" OF THE COMPANY'S REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1997 (THE "FORM 10-K") TO WHICH THIS APPENDIX IS ATTACHED.

         As used in this Appendix, the term the "Company" generally refers to FTP and its subsidiaries, including Firefox Communications Inc. ("Firefox"), which the Company acquired in July 1996.

         Competition. The software industry is extremely competitive, and is characterized by evolving industry standards, frequent introduction of new products and product enhancements, and continuous improvement in product reliability, compatibility, functionality, memory requirements, ease of use, performance and customer support. The Company's networking software products compete with major computer and communications systems vendors, including Microsoft Corporation ("Microsoft"), Novell, Inc. ("Novell") and Sun Microsystems, Inc. ("Sun"), as well as smaller networking software companies, such as Hummingbird Communications Ltd. and NetManage, Inc. Many of the Company's competitors have substantially greater financial, technical, sales, marketing and other resources than the Company, as well as greater name recognition and a larger installed customer base. In addition, the Company's core product lines are based upon the Transmission Control Protocol/Internet Protocol ("TCP/IP"), an open non-proprietary data communications protocol suite. Several of the Company's competitors have developed proprietary networking applications and certain of such vendors, including Novell, provide a TCP/IP protocol suite in their products at little or no additional cost. Microsoft has embedded a TCP/IP protocol suite in its Windows 95 and Windows NT operating systems. The introduction of such protocol suites has resulted in a decrease in sales volumes of, and sales prices for, certain of the Company's products, which, together with a general increase in competition in the networking software industry during 1997, materially adversely affected the Company's results of operations in 1996 and 1997 and is expected to continue to have a material adverse effect on the Company's results of operations during 1998. The Company is also facing competition from makers of terminal emulation software, such as Attachmate Corporation and Wall Data, Inc. In addition, existing competitors could devote additional resources to the development of TCP/IP or expand their existing TCP/IP product lines. Increased competition from existing or new products could adversely affect demand for the Company's products and has led, and could continue to lead, to increased price competition and other concessions, adversely affecting the Company's gross margins and operating results.

         There can be no assurance that the Company will be able to compete successfully against current or future competitors. Competitive pressures faced by the Company had a material adverse effect on its business, financial condition and results of operations during 1996 and 1997 and are expected to continue to have such an effect during 1998. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Total Revenue -- Factors Affecting Revenue" of the Form 10-K.

         Rapid Technological and Other Market Changes; Dependence on New Products. The market for networking software products and technologies is subject to rapid changes in technology and customer preferences, such as the decrease in customer demand for DOS-based products during 1996 and 16-bit Windows-based products during 1996 and 1997, the embedding of competing products into new PCs, and the emergence of the web-based networking applications market. The Company's growth and future financial performance will depend in part upon its ability to successfully and timely implement new product strategies as described under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Form 10-K and to develop and introduce new products and enhancements of existing products that accommodate the latest technological advances and customer requirements, and also on its ability to increase unit volume sales of its connectivity and other products and to generate significant product revenues from products currently under development. Any failure to increase revenues from connectivity products or to generate significant revenues from such other products could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that new products or product enhancements will be developed or marketed successfully by the Company on a timely basis or at all, that any new product or product enhancements will achieve market acceptance, that other software vendors will not develop and market solutions or products which are superior to the Company's products or that any such other solutions or products will not achieve greater market acceptance. In addition, the ability of the Company to develop and market new products and product enhancements is dependent in part on its ability to enter into and implement certain strategic alliances as described below under "Reliance on Strategic Alliances and OEM Relationships" and its ability to hire and retain qualified employees as described below under "Impact of Restructuring; Changes in Personnel." Any failure by the Company to anticipate or respond adequately to changes in technology and customer preferences, to develop and introduce new products or product enhancements in a timely fashion, or to hire and retain qualified employees, could have a material adverse effect on its business, financial condition and results of operations.

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

         Impact of Restructuring; Changes in Personnel. As described in the Form 10-K, the Company's July 1997 restructuring required the dedication of management and other resources that temporarily detracted from attention to the daily business of the Company, which caused a disruption of the business activities and a loss of momentum in the business of the Company and, as a result, had an adverse effect on the Company's results of operations for 1997.

         As also described in the Form 10-K, the number of the Company's employees decreased significantly during 1997, both prior to and as a result of the Company's July 1997 restructuring. The Company believes that this decrease, which resulted in significant turnover in the Company's U.S. sales force, may also have contributed to the decline in the Company's operating results for 1997. The Company experienced a substantial loss of personnel during the latter half of 1996 and the first quarter of 1997, which the Company believes was attributable to increased competition for qualified personnel in the industry, the decline in the Company's financial results and the market prices of its common stock during 1996 and, to a lesser extent, the integration of Firefox. In connection with its July and December 1997 restructurings, the Company reduced its workforce by a total of approximately 311 employees.

         The success of the Company depends to a significant degree upon its ability to hire and retain qualified personnel and the continued contributions of its key management, marketing, sales, product development and operational personnel. The Company has experienced additional attrition during late 1997 and early 1998. If the Company is unable to hire, retain and train key technical, sales and other personnel, the Company's business, financial condition and results of operations could be materially adversely affected.

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

         During the third quarter of 1997, the Company implemented its plans to increase sales in the U.S. through distributors, value-added resellers, systems integrators and OEMs rather than direct sales, including, among other things, by entering into an agreement with a third party that provides for the sale by such party on behalf of the Company of certain maintenance services, support services and products in the U.S. and Canada, with certain limited geographic exclusivity with respect to certain of such services. As noted under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Form 10-K, the Company believes that the transition to a more indirect sales model resulted in a disruption in U.S. sales during the second half of 1997. While the third party arrangement described above was intended to increase sales of the Company's products and services in the U.S., there can be no assurance that such arrangement will be successful or that sales of such products and services will not decrease as a result, and the Company believes that service revenue was lower than expected for 1997 due in part to an increase in sales of support contracts through indirect channels. The Company continues to evaluate its other distribution channels in the ordinary course of business. Additional changes in distribution channels may adversely affect sales of the Company's products and consequently may adversely affect the Company's business, financial condition and results of operations, at least in the near term. Any material increase in sales through indirect channels may have an adverse effect on the Company's operating margins due to the lower per unit revenue realized by the Company on sales through indirect channels if the Company is unable to proportionately reduce selling, general and administrative expenses.

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

         International Sales. Sales outside the United States accounted for approximately 41%, 42% and 46% of the Company's total revenues in 1997, 1996 and 1995, respectively. The Company expects that sales outside the United States will continue to account for a substantial portion of revenue for the foreseeable future. Growth in international sales is expected to be a significant factor in the future success of the Company. The Company's international sales decreased in 1996 and 1997 primarily as a result of increased competition over such periods, lower sales prices during 1996 and early 1997 and, beginning in the second half of 1996, decreased sales volumes as described above. There can be no assurance that the Company will be able to maintain or increase international sales of its products or that its international distribution channels will be able to service and support its products adequately. See also "Government Regulation and Legal Uncertainties" below.

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

         Although the Company currently has no issued patents, the number of patents granted on software inventions is increasing. Consequently, there is a growing risk of third parties asserting patent claims against the Company. As of March 18, 1998, the Company had not received any notice from a third party alleging any material patent infringement. However, in the future, the Company may receive communications from third parties asserting that the Company's products infringe, or may infringe, the patents or other proprietary rights of such third parties, or seeking indemnification against such infringement, or asserting that the Company must obtain a license from such third parties. Such communications, and any resulting litigation, could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, financial condition and results of operations. If any claims or actions were to be asserted against the Company and the Company were required to seek a license of a third party's intellectual property, there can be no assurance that the Company would be able to acquire such a license on reasonable terms or at all, and no prediction can be made about the effect that such license might have on the Company's business, financial condition or results of operations. Should litigation with respect to any such claim commence, such litigation could be extremely expensive and time consuming and could materially adversely affect the Company's business, financial condition and results of operations regardless of the outcome of the litigation.

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

         Legal Proceedings Against FTP and Firefox. See Note J of the notes to the Company's consolidated financial statements included in the Form 10-K for a description of certain legal proceedings against FTP and Firefox which could materially adversely affect the Company's future business, operations and financial condition.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of FTP Software, Inc.:

Our report on the consolidated financial statements of FTP Software, Inc. has been included in this Annual Report on Form 10-K for the year ended December 31, 1997. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in Item 14 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                                                /s/ Coopers & Lybrand L.L.P.

Boston, Massachusetts
January 27, 1998

                               FTP SOFTWARE, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS




                                                   BALANCE AT       CHARGED TO       CHARGED TO                           BALANCE AT
                                                  BEGINNING OF       COSTS AND         OTHER                                END OF
DESCRIPTION                                          PERIOD          EXPENSES         ACCOUNTS          DEDUCTIONS          PERIOD
-----------------------------------               ------------       --------         --------          ----------        ----------

Year ended December 31, 1997                       $1,300,000       $ (76,183)       $      --         $  (123,817)       $1,100,000
   Allowance for doubtful accounts

Year ended December 31, 1996                       $1,600,000       $ 702,708        $      --         $(1,002,708)       $1,300,000
   Allowance for doubtful accounts

Year ended December 31, 1995                       $1,000,000       $ 666,182        $      --         $   (66,182)       $1,600,000
   Allowance for doubtful accounts

                                  EXHIBIT INDEX



EXHIBIT NO.      TITLE

3.1              Restated Articles of Organization of the Company(1)

3.2 Certificate of Designation, Preferences and Rights of Junior Preferred Stock of the Company(1)

3.3 Articles of Amendment to Restated Articles of Organization of the Company(3)

3.4              Amended and Restated Bylaws of the Company(1)

4.1              Specimen common stock certificate(1)

4.2 Rights Agreement dated as of December 1, 1995 between the Company and State Street Bank and Trust Company, as Rights Agent (including form of Rights Certificate)(1)

4.3 Amendment to Rights Agreement dated as of November 7, 1996 between the Company and State Street Bank and Trust Company, as Rights Agent(2)

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

10.3 Amendment No. 2 to Indenture of Lease between the Company and North Andover Mills Realty dated as of January 6, 1993(1)

10.4 Amendment No. 3 to Indenture of Lease between the Company and North Andover Mills Realty dated as of June 18, 1993(1)

10.5 Amendment No. 4 to Indenture of Lease between the Company and North Andover Mills Realty dated as of September 30, 1993(1)

10.6 Amendment No. 5 to Indenture of Lease between the Company and North Andover Mills Realty Limited Partnership dated August 12, 1995(1)

10.7 Employment Agreement between the Company and Glenn C. Hazard dated as of July 29, 1996(2)

10.8 Amendment No. 1 to Employment Agreement between the Company and Glenn C. Hazard dated as of June 19, 1997(4)

10.9 Amendment No. 2 to Employment Agreement between the Company and Glenn C. Hazard dated as of September 4, 1997(5)

10.10 Amended and Restated Employment Agreement between the Company and Glenn C. Hazard dated as of December 12, 1997*

10.11 Employment Agreement between the Company and Douglas F. Flood dated as of July 23, 1996(2)

10.12 Amendment No. 1 to Employment Agreement between the Company and Douglas F. Flood dated as of June 19, 1997(4)

10.13 Amendment No. 2 to Employment Agreement between the Company and Douglas F. Flood dated as of September 4, 1997(5)

EXHIBIT NO.      TITLE

10.14 Amended and Restated Employment Agreement between the Company and Douglas F. Flood dated as of December 12, 1997*

10.15 Employment Agreement between the Company and John A. Kimberley dated as of the "Effective Date" of the Firefox merger(2)

10.16 Amendment No. 1 to Employment Agreement between the Company and John A. Kimberley dated as of June 19, 1997(4)

10.17 Employment Agreement between the Company and Dennis Leibl dated as of December 12, 1997*

10.18 Employment Agreement between the Company and Peter R. Simkin dated as of the "Effective Date" of the Firefox merger, together with Amendment No. 1 thereto dated August 24, 1996(2)

10.19 Amendment No. 2 to Employment Agreement between Company and Peter R. Simkin dated as of December 15, 1996(3)

10.20 Amendment No. 3 to Employment Agreement between Company and Peter R. Simkin dated as of June 19, 1997(4)

10.21 Employment Agreement between the Company and James A. Tholen dated as of April 6, 1997(4)

10.22 Amended and Restated Employment Agreement between the Company and James A. Tholen dated as of December 12, 1997*

10.23            FTP Software, Inc. Stock Option Plan(1)

10.24            FTP Software, Inc. 1996 Executive Equity Incentive Plan(2)

10.25            FTP Software, Inc. 1997 Employee Equity Incentive Plan(3)

10.26 Composite FTP Software, Inc. 1993 Non-Employee Directors' Stock Option Plan incorporating Amendment No. 1 effective as of June 2, 1995, Amendment No. 2 effective as of August 22, 1996 (2), as amended by Amendment No. 3 effective as of December 18, 1997*

10.27 Indenture of Lease between the Company and Andover Mills Realty Limited Partnership dated as of October 1, 1993(1)

10.28 Amendment No. 1 to Indenture of Lease between the Company and Andover Mills Realty Limited Partnership dated as of February 10, 1994(1)

10.29 Amendment No. 2 to Indenture of Lease between the Company and Andover Mills Realty Limited Partnership dated as of June 7, 1995(1)

10.30 Amended and Restated Agreement and Plan of Merger by and among the Company, Firefox Acquisition Corp. and Firefox Communications Inc. dated as of May 21, 1996(6)

21               List of Subsidiaries*

23               Consent of Coopers and Lybrand L.L.P.*

27               Financial Data Schedule*

99               Cautionary Factors(7)

---------------------

*Filed with this Report.

(1) Included as an exhibit to, and incorporated in this Report by reference to, the Company's Registration Statement on Form S-4 (No. 333-06917) filed with the Securities and Exchange Commission (the "Commission") on June 26, 1996.

(2) Included as an exhibit to, and incorporated in this Report by reference to, the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 filed with the Commission on November 14, 1996.

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

(5) Included as an exhibit to, and incorporated in this Report by reference to, the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 filed with the Commission on November 14, 1997.

(6) Included as Appendix A to, and incorporated in this Report by reference to, the Company's Joint Proxy Statement/Prospectus filed with the Commission on July 1, 1996.

(7) Included as, and incorporated by reference to, Appendix A to this Report.