Form 10-K/A
period 1997-12-31
FTP SOFTWARE INC
filed 1998-05-15
CIK 912548

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A

[X] AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
       DECEMBER 31, 1997

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

         Item 6 of the Annual Report on Form 10-K of FTP Software, Inc. for the year ended December 31, 1997 (the "Form 10-K") is hereby amended to correct an error in the selected financial data for 1993 appearing in the table included under that item. Item 8 of the Form 10-K is hereby amended primarily to correct certain errors in the tables appearing under the caption "Earnings per Share" in Note I to the financial statements included under that item.

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

                                                         YEARS ENDED DECEMBER 31,
                                    -----------------------------------------------------------
                                       1997         1996          1995       1994        1993
                                    --------      --------      --------    -------     -------
STATEMENT OF OPERATIONS DATA(1):
Total revenue                       $ 67,734      $101,091      $128,815    $92,180     $57,616

Income (loss) from continuing
    operations(2)                    (57,816)      (43,778)       29,942     24,898      15,653

Net income (loss)                    (56,599)      (77,577)       24,634     22,975      16,324

Income (loss) per share from
    continuing operations:
    Basic                           $  (1.71)     $  (1.46)     $   1.19    $  1.11     $   .85
    Diluted                            (1.71)        (1.46)         1.06        .87         .59

Net income (loss) per share:
    Basic                           $  (1.67)     $  (2.59)     $    .98    $  1.03     $   .89
    Diluted                            (1.67)        (2.59)          .87        .80         .62

Weighted average common and common
   equivalent shares outstanding:
   Basic                              33,842        29,896        25,158     22,417      18,432
   Diluted                            33,842        29,896        28,245     28,665      26,314

                                                        YEARS ENDED DECEMBER 31,
                                     ----------------------------------------------------------
                                       1997         1996          1995        1994       1993
                                     -------      --------      --------    --------    -------
BALANCE SHEET DATA:
Working capital                      $43,874      $ 54,780      $ 88,785    $ 53,053    $69,242
Total assets(1)                       97,475       158,908       189,629     127,368     83,711
Total liabilities                     21,956        27,631        24,821      14,684      7,633
Stockholders' equity                  75,519       131,277       164,808     112,684     76,078

------------------

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


                                                                              RETAINED     FOREIGN         NET
                                                                ADDITIONAL    EARNINGS     EXCHANGE      UNREALIZED       TOTAL
                                             COMMON STOCK        PAID-IN    (ACCUMULATED  TRANSLATION    INVESTMENT    STOCKHOLDERS'
                                          SHARES      AMOUNT     CAPITAL       DEFICIT)   ADJUSTMENTS  GAINS (LOSSES)     EQUITY
                                          ------      ------     -------       --------   -----------  --------------     ------

Balance at January 1, 1995              23,344,122      $233      $ 64,955      $ 47,496       $--         $--           $ 112,684

Issuance of common stock                 3,162,607        32         8,852          --          --          --               8,884

Tax benefit of stock option
   activity                                   --         --         18,800          --          --          --              18,800

Net income                                    --         --           --          24,634        --          --              24,634

Foreign exchange translation
  adjustments                                 --         --           --            --            14        --                  14

Net unrealized investment
  losses                                      --         --           --            --          --          (208)             (208)
                                        ----------      ----      --------      --------       -----       -----         ---------

Balance at December 31, 1995            26,506,729      $265      $ 92,607      $ 72,130       $  14       $(208)          164,808

Issuance of common stock                 7,139,474        71        43,544          --          --          --              43,615

Net loss                                      --         --           --         (77,577)       --          --             (77,577)

Foreign exchange translation
  adjustments                                 --         --           --            --          (425)       --                (425)

Net unrealized investment
  gains                                       --         --           --            --          --           856               856
                                        ----------      ----      --------      --------       -----       -----         ---------

Balance at December 31, 1996            33,646,203      $336      $136,151      $ (5,447)      $(411)      $ 648           131,277

Issuance of common stock                   326,937         3           641          --          --          --                 644

Net loss                                      --         --           --         (56,599)       --          --             (56,599)

Foreign exchange translation
  adjustments                                 --         --           --            --           814        --                 814

Net unrealized investment
  losses                                      --         --           --            --          --          (617)             (617)

                                        ----------      ----      --------      --------       -----       -----         ---------
Balance at December 31, 1997            33,973,140      $339      $136,792      $(62,046)      $ 403       $  31         $  75,519
                                        ==========      ====      ========      ========       =====       =====         =========


   The accompanying notes are an integral part of these financial statements.

                               FTP SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                  YEARS ENDED DECEMBER 31,
                                                                                       --------------------------------------------
                                                                                         1997              1996              1995
                                                                                       --------          --------          --------
Cash flows from operating activities:
    Income (loss) from continuing operations                                           $(57,816)         $(43,778)         $ 29,942
    Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used for) operating activities:
       Depreciation and amortization                                                     12,064             9,260             6,137
       Loss on disposition of property and equipment                                        693               422               255
       Noncash  write-offs in restructuring charges                                       7,772                --                --
       Provision for doubtful accounts                                                      200              (300)              600
       Purchase of in-process technology                                                     --            37,852                --
       Amortization of discounts and premiums on investments                                 66                29            (1,407)
       Deferred income taxes                                                              1,244             1,221            (1,324)
       Tax benefit of stock option activity                                                  --                --            18,800
       Changes in operating assets and liabilities, net of effects from acquisition of business:
          Accounts receivable                                                             8,105            17,184           (14,741)
          Prepaid expenses and other current assets                                       1,850               895            (2,405)
          Refundable income taxes                                                           661             1,521            (7,775)
          Other assets                                                                     (126)             (376)               --
          Accounts payable and accrued expenses                                          (1,728)              (84)            4,688
          Income taxes payable                                                              740               873            (2,044)
          Accrued employee compensation and benefits                                       (348)           (1,989)              568
          Deferred revenue                                                               (4,343)              740             3,837
                                                                                       --------          --------          --------
              Net cash provided by (used for) continuing operations                     (30,966)           23,470            35,131
              Net cash provided by (used for) discontinued operations                     6,382            (4,920)           (1,834)
                                                                                       --------          --------          --------
                 Net cash provided by (used for) operating activities                   (24,584)           18,550            33,297
                                                                                       --------          --------          --------
Cash flows from investing activities:
    Capital expenditures                                                                 (3,530)           (9,072)          (11,905)
    Maturities (purchase) of investments                                                 42,930            18,900            (7,454)
    Acquisition of business, net of cash acquired                                            --            (3,776)               --
    Other investing activities, net                                                          --               (97)               15
                                                                                       --------          --------          --------
              Net cash provided by (used for) continuing operations                      39,400             5,955           (19,344)
              Net cash used for discontinued operations                                      --           (32,809)           (2,365)
                                                                                       --------          --------          --------
                 Net cash provided by (used for) investing activities                    39,400           (26,854)          (21,709)
                                                                                       --------          --------          --------
Cash flows from financing activities:
    Proceeds from issuance of common stock                                                  644             1,536             8,884
    Principal payments on long-term obligations                                              --            (1,589)           (1,142)
                                                                                       --------          --------          --------
                 Net cash provided by (used for) financing activities                       644               (53)            7,742
                                                                                       --------          --------          --------
Effect of exchange rate changes on cash                                                      73               156                11
                                                                                       --------          --------          --------
Net increase (decrease) in cash and cash equivalents                                     15,533            (8,201)           19,341
Cash and cash equivalents, beginning of year                                             22,036            30,237            10,896
                                                                                       --------          --------          --------
Cash and cash equivalents, end of year                                                 $ 37,569          $ 22,036          $ 30,237
                                                                                       ========          ========          ========
Supplemental disclosure of cash flow information:
    Income taxes paid                                                                  $    527          $     --          $  1,952
                                                                                       ========          ========          ========
    Noncash financing activities:
       Acquisition of business for stock                                               $     --          $ 42,079          $     --
       Financed purchased software                                                     $     --          $     --          $  1,000
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

         The following summarizes the 1997 restructuring charges, the related write-offs and cash paid in connection with the restructurings (dollars in thousands):

                                 Severance       Excess        Excess
                                 Payments      Facilities    Fixed Assets    Other        Total
                                 --------      ----------    ------------    -----        -----
1997 restructuring charges        $ 7,391       $ 3,087       $ 6,871       $ 981       $ 18,330
Noncash write-offs                     --            --        (7,779)         --         (7,779)
Cash paid                          (6,168)       (1,553)           --         (86)        (7,807)
Reclassifications                    (457)          176           908        (627)             0
                                  -------       -------       -------       -----       --------
Accrued restructuring charges
   at December 31, 1997           $   766       $ 1,710       $     0       $ 268       $  2,744
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

         In July 1996, the Company acquired Firefox Communications Inc. ("Firefox"), a supplier of server-centric departmental and LAN-based IP solutions and services, for a net purchase price of approximately $61.0 million, through the merger of a wholly-owned subsidiary of the Company into Firefox (the "Firefox Merger"). Pursuant to the Firefox Merger, all of the outstanding shares of the common stock of Firefox were converted into a total of approximately 6.4 million shares of the Company's common stock, $.01 par value per share ("Common Stock"), valued at approximately $40.6 million and approximately $9.1 million in cash. In addition, outstanding employee stock options to purchase Firefox common stock were converted into options to purchase approximately 336,000 shares of Common Stock, valued at approximately $1.5 million. The Company also incurred acquisition-related costs of approximately $3.7 million and liabilities treated as assumed totaling approximately $6.1 million which are included in the net purchase price. The transaction was accounted for as a purchase. Based upon a valuation of the assets acquired, approximately $2.6 million was allocated to completed technology, which was included in purchased software and was fully amortized as of December 31, 1997; approximately $37.9 million was allocated to in-process technology and charged to product development expense in 1996; and approximately $20.5 million was allocated to the remaining assets of Firefox, primarily short-term investments and accounts receivable. Results of operations include activity from Firefox since the date of the acquisition.

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

         The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income (loss) from continuing operations before income taxes as follows:

                                                           YEARS ENDED DECEMBER 31,
                                                    ------------------------------------
                                                     1997           1996           1995
                                                    ------         ------         ------
Tax (benefit) at U.S. statutory rate                 (35.0)%        (35.0)%         35.0%
Non-deductible merger-related costs                    1.0           31.1             --
Foreign tax                                             --            4.7             --
Operating loss with no current tax benefit            34.2            1.7             --
State income taxes net of federal tax benefit           .7             .6            4.3
Other                                                  1.2            (.7)          (2.3)
                                                    ------         ------         ------
                                                       2.1%           2.4%          37.0%
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

                               FTP SOFTWARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         The components of deferred income taxes are as follows (in thousands):

                                                                    DECEMBER 31,
                                                             ------------------------
                                                               1997            1996
                                                             --------        --------
Federal tax benefit of net operating loss
     carryforward and credits                                $ 19,456        $     --
State tax benefit of net operating loss
     carryforward and credits                                   5,499           1,616
Depreciation and amortization expense                           5,041           1,551
Accounts receivable reserve                                     1,092           1,259
Employee compensation and benefits accruals                     1,607           1,063
Foreign tax benefit of net operating loss carryforward
                                                                  608             513
Other                                                             634             283
                                                             --------        --------
                                                               33,937           6,285
Valuation allowance for deferred tax assets                   (33,483)         (2,676)
                                                             --------        --------
                                                                  454           3,609
                                                             --------        --------
Deferred tax liabilities:
     Depreciation and amortization expense                       (454)         (1,085)
     Purchased technology                                          --          (1,008)
     Other reserves and liabilities                                --            (272)
                                                             --------        --------
                                                                 (454)         (2,365)
                                                             --------        --------
Current deferred income tax assets                           $      0        $  1,244
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
                                                    ==========

                               FTP SOFTWARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         Information about stock options outstanding at December 31, 1997 is summarized as follows:

                               OUTSTANDING                                     EXERCISABLE
----------------------------------------------------------------------    --------------------
                                      WEIGHTED-
                                       AVERAGE
                                      REMAINING                                      WEIGHTED-
                                     CONTRACTUAL       WEIGHTED-                     AVERAGE
 RANGE OF EXERCISE                       LIFE       AVERAGE EXERCISE                 EXERCISE
      PRICES            SHARES        (IN YEARS)         PRICE             SHARES     PRICE
-----------------     ---------     -------------   ------------------   ---------  ----------
$   .14    $   .14          977         3.54           $     .14              977   $     .14
   1.74       1.97      589,500         9.19                1.82           55,500        1.74
   2.81       4.13    2,939,700         9.25                3.79           20,000        3.00
   4.42       6.50    1,037,340         9.00                5.43           73,500        6.25
   6.88       9.88    1,759,436         7.99                8.20          546,451        8.33
  12.50      13.63      237,068         8.12               12.55           84,021       12.53
  25.75      31.75       87,708         6.84               28.16           83,599       28.02
                      ---------                                          --------
$   .14    $ 31.75    6,651,729         8.80           $    5.67          864,048   $    9.91
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

                               FTP SOFTWARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         Stock-Based Compensation

         The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," issued in October 1995. In accordance with SFAS No. 123, the Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its option plans, and accordingly does not record compensation costs. If compensation cost for the Company's stock-based compensation plans had been determined based on the fair value at the grant dates as calculated in accordance with SFAS No. 123, the cost would have amounted to $3,538, $6,655 and $5,326 for the years ended December 31, 1997, 1996 and 1995, respectively. The Company's net income (loss) and net income (loss) per share for the years ended December 31, 1997, 1996 and 1995 would have been reported as the pro forma amounts indicated below (in thousands, except per share amounts):

                                                                  YEARS ENDED DECEMBER 31,
                                                      ----------------------------------------------
                                                         1997              1996              1995
                                                      ----------        ----------        ----------
Net income (loss) as reported                         $  (56,599)       $  (77,577)       $   24,634
Pro forma net income (loss)                              (60,137)          (84,232)           19,308

Basic net income (loss) per share as reported         $    (1.67)       $    (2.59)       $      .98
Pro forma basic net income (loss) per share                (1.78)            (2.81)              .77

Diluted net income (loss) per share as reported       $    (1.67)       $    (2.59)       $      .87
Pro forma diluted net income (loss) per share              (1.78)            (2.81)              .68

         The pro forma amounts include the effects of all activity under the Company's stock-based compensation plans since January 1, 1996. The Company anticipates that it will have additional activity under these plans in the future.

         For the purpose of providing pro forma disclosures, the fair value of each stock option granted was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions: an expected life of 5.0 years as of 1997 and 4.8 years as of 1996 and 1995; expected volatility of 80%, 83.4% and 64.4% in 1997, 1996 and 1995, respectively; no expected dividends; and a risk-free interest rate of 6.13%, 6.1% and 5.5% in 1997, 1996 and 1995, respectively.

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

                               FTP SOFTWARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                          YEAR ENDED DECEMBER 31, 1997

                                                INCOME         SHARES      PER SHARE
                                              (NUMERATOR)  (DENOMINATOR)    AMOUNT
                                              ----------   ------------   ----------
BASIC EPS
   Loss from continuing operations            $(57,816)         33,842     $  (1.71)
                                                                           ========
   Effect of dilutive securities                  --              --
                                              --------        --------
DILUTED EPS
   Loss from continuing operations            $(57,816)         33,842     $  (1.71)
                                              ========        ========     ========

                          YEAR ENDED DECEMBER 31, 1996

                                              INCOME         SHARES      PER SHARE
                                            (NUMERATOR)  (DENOMINATOR)    AMOUNT
                                            -----------  -------------  -----------
BASIC EPS
   Loss from continuing operations            $(43,778)       29,896       $  (1.46)
                                                                           ========
   Effect of dilutive securities                  --            --
                                              --------        ------
DILUTED EPS
   Loss from continuing operations            $(43,778)       29,896       $  (1.46)
                                              ========        ======       ========

                          YEAR ENDED DECEMBER 31, 1995

                                               INCOME         SHARES     PER SHARE
                                             (NUMERATOR)  (DENOMINATOR)    AMOUNT
                                             -----------  ------------   ---------
BASIC EPS
   Income from continuing operations            $29,942        25,158      $  1.19
                                                                           =======
   Effect of dilutive securities:
      Options                                      --           3,087
                                                -------       -------
DILUTED EPS
   Income from continuing operations            $29,942        28,245      $  1.06
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

K.       SEGMENT INFORMATION:

         The Company is active in only one business segment: designing, developing, marketing and supporting connectivity and other software products.

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

10.6             Amendment No. 5 to Indenture of Lease  between the Company and North Andover Mills Realty  Limited Partnership
                 dated August 12, 1995(1)

10.7             Employment Agreement between the Company and Glenn C. Hazard dated as of July 29, 1996(2)

10.8             Amendment No. 1 to Employment  Agreement  between the Company and Glenn C. Hazard dated as of June 19, 1997(4)

10.9             Amendment  No. 2 to  Employment  Agreement  between the  Company  and Glenn C. Hazard  dated as of September 4,
                 1997(5)

10.10            Amended and  Restated  Employment  Agreement  between the Company and Glenn C. Hazard  dated as of December 12,
                 1997(6)

10.11            Employment Agreement between the Company and Douglas F. Flood dated as of July 23, 1996(2)

10.12            Amendment  No. 1 to  Employment  Agreement  between  the  Company and Douglas F. Flood dated as of June 19, 1997(4)

10.13            Amendment  No. 2 to  Employment  Agreement  between  the  Company and Douglas F. Flood dated as of September 4,
                 1997(5)

10.14            Amended and  Restated  Employment  Agreement  between the Company and Douglas F. Flood dated as of December 12,
                 1997(6)

10.15            Employment  Agreement  between the Company and John A. Kimberley dated as of the "Effective  Date" of the Firefox merger(2)

10.16            Amendment  No. 1 to Employment  Agreement  between the Company and John A.  Kimberley  dated as of June 19, 1997(4)

10.17            Employment Agreement between the Company and Dennis Leibl dated as of December 12, 1997(6)

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

10.19            Amendment No. 2 to Employment  Agreement  between Company and Peter R. Simkin dated as of December 15, 1996(3)

10.20            Amendment No. 3 to Employment  Agreement  between Company and Peter R. Simkin dated as of June 19, 1997(4)

10.21            Employment Agreement between the Company and James A. Tholen dated as of April 6, 1997(4)

10.22            Amended and  Restated  Employment  Agreement  between the Company and James A. Tholen  dated as of December 12,
                 1997(6)

10.23            FTP Software, Inc. Stock Option Plan(1)

10.24            FTP Software, Inc. 1996 Executive Equity Incentive Plan(2)

EXHIBIT NO.      TITLE
-----------      -----

10.25            FTP Software, Inc. 1997 Employee Equity Incentive Plan(3)

10.26            Composite  FTP  Software,  Inc.  1993  Non-Employee  Directors'  Stock  Option Plan  incorporating Amendment  No. 1 effective  as of June 2, 1995,  Amendment  No. 2 effective  as of August 22, 1996 (2), as amended by Amendment No.
                 3 effective as of December 18, 1997(6)

10.27            Indenture of Lease between the Company and Andover Mills Realty  Limited  Partnership  dated as of October 1,
                 1993(1)

10.28            Amendment  No. 1 to  Indenture  of Lease  between the Company and  Andover  Mills  Realty  Limited Partnership
                 dated as of February 10, 1994(1)

10.29            Amendment  No. 2 to  Indenture  of Lease  between the Company and  Andover  Mills  Realty  Limited Partnership
                 dated as of June 7, 1995(1)

10.30            Amended and Restated  Agreement and Plan of Merger by and among the Company,  Firefox  Acquisition Corp. and
                 Firefox Communications Inc. dated as of May 21, 1996(7)

21               List of Subsidiaries(6)

23               Consent of Coopers & Lybrand L.L.P.*

27               Financial Data Schedule*

99               Cautionary Factors(8)

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

(6) Included as an exhibit to, and incorporated in this Report by reference to, the Company's Annual Report on Form 10-K for the year ended December 31, 1997, filed with the Commission on March 30, 1998.

(7) Included as Appendix A to, and incorporated in this Report by reference to, the Company's Joint Proxy Statement/Prospectus filed with the Commission on July 1, 1996.

(8) Included as, and incorporated by reference to, Appendix A to this Report.


REPORTS ON FORM 8-K:

None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of May, 1998.

                              FTP SOFTWARE, INC.


                              By: /s/ James A. Tholen
                                  ----------------------------------------------
                                  James A. Tholen
                                  Senior Vice President, Chief Operating Officer and Chief Financial Officer