Form 10-Q
period 1998-03-31
FTP SOFTWARE INC
filed 1998-05-15
CIK 912548

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the quarterly period ended March 31, 1998

                                       or

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share                         33,974,117
--------------------------------------               ---------------------------
               Class                                 Outstanding at May 11, 1998

                               FTP SOFTWARE, INC.

                                Table of Contents




PART I.    FINANCIAL INFORMATION                                          PAGE

Item 1.    Consolidated Financial Statements

           Consolidated Balance Sheets at March 31, 1998
           and December 31, 1997 (unaudited)                                3

           Consolidated Statements of Operations for the three
           months ended March 31, 1998 and 1997 (unaudited)                 4

           Consolidated Statements of Cash Flows for the three
           months ended March 31, 1998 and 1997 (unaudited)                 5

           Notes to Interim Consolidated Financial Statements               6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             12


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                               18

Item 6.    Exhibits and Reports on Form 8-K                                18

           Signature                                                       21

                               FTP SOFTWARE, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                   (unaudited)

                                                             MARCH 31,    DECEMBER 31,
                                                                1998           1997
                                                             ---------    ------------
ASSETS
Current assets:
    Cash and cash equivalents                                 $ 36,969      $ 37,569
    Short-term investments                                      12,100        14,234
    Accounts receivable, net of allowance for doubtful
        accounts of $1,250 and $1,100 for 1998 and 1997,
        respectively                                             7,759         8,282
    Prepaid expenses and other current assets                    3,108         2,580
    Refundable income taxes                                      3,165         3,165
                                                              --------      --------
        Total current assets                                    63,101        65,830
Property and equipment, net                                      7,268         8,301
Purchased software, net                                          2,166         2,621
Investments                                                     16,381        19,767
Other assets                                                     1,148           956
                                                              --------      --------
            Total assets                                      $ 90,064      $ 97,475
                                                              ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses                     $  9,242      $ 10,976
    Income taxes payable                                         1,818         1,613
    Accrued employee compensation and benefits                   2,039         3,652
    Deferred revenue                                             5,691         5,715
                                                              --------      --------
        Total current liabilities                               18,790        21,956
                                                              --------      --------
Stockholders' equity:
    Preferred stock, $0.01 par value; authorized
        5,000,000 shares; none issued and outstanding               --            --
    Common stock, $0.01 par value; authorized 100,000,000
        shares; issued and outstanding 33,973,140 and
        33,801,769 in 1998 and 1997, respectively                  340           339
    Additional paid-in capital                                 136,808       136,792
    Accumulated deficit                                        (65,863)      (62,046)
    Equity adjustments                                             (11)          434
                                                              --------      --------
            Total stockholders' equity                          71,274        75,519
                                                              --------      --------
                Total liabilities and stockholders' equity    $ 90,064      $ 97,475
                                                              ========      ========


   The accompanying notes are an integral part of these financial statements.

                               FTP SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                              THREE MONTHS ENDED MARCH 31,
                                                   1998          1997
                                                 --------      --------
Revenue:
    Product revenue                              $ 7,699       $ 16,826
    Service revenue                                3,229          4,529
                                                 -------       --------
        Total revenue                             10,928         21,355
                                                 -------       --------

Cost of revenue:
    Product cost                                   1,180          2,987
    Service cost                                   1,365          2,894
                                                 -------       --------
        Total cost of revenue                      2,545          5,881
                                                 -------       --------

Gross margin                                       8,383         15,474
                                                 -------       --------

Operating expenses:
    Sales and marketing                            6,160         14,281
    Product development                            3,609          7,857
    General and administrative                     3,341          4,335
                                                 -------       --------
        Total operating expenses                  13,110         26,473
                                                 -------       --------

Loss from operations                              (4,727)       (10,999)

Investment and other income, net                   1,010            635
                                                 -------       --------

Loss from operations
    before income taxes                           (3,717)       (10,364)

Provision for income taxes                           100            650
                                                 -------       --------

Net loss                                         $(3,817)      $(11,014)
                                                 =======       ========

Basic and diluted net loss per share             $ (0.11)      $  (0.33)
                                                 =======       ========

Weighted average common and common
    equivalent shares outstanding                 33,973         33,688
                                                 =======       ========



   The accompanying notes are an integral part of these financial statements.

                               FTP SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands, unaudited)

                                                      THREE MONTHS ENDED MARCH 31,
                                                           1998          1997
                                                         --------      --------
Cash flows from operating activities:
  Net loss from continuing operations                    $ (3,817)     $(11,014)
  Adjustments to reconcile net loss from continuing
    operations to net cash provided by (used for)
    operating activities:
    Depreciation and amortization                           1,568         2,945
    Loss on disposition of property and equipment              15           593
    Amortization of discounts and premiums on
      investments                                              10           (31)
    Changes in operating assets and liabilities:
      Accounts receivable                                     523         2,083
      Prepaid expenses and other current assets              (528)         (568)
      Income taxes                                             --           240
      Other assets                                           (239)          113
      Accounts payable and accrued expenses                (1,528)        1,337
      Accrued employee compensation and benefits           (1,613)        1,081
      Deferred revenue                                        (24)         (375)
                                                         --------      --------
        Net cash used for continuing operations            (5,633)       (3,596)
        Net cash provided by discontinued operations           --            41
                                                         --------      --------
          Net cash used for operating activities           (5,633)       (3,555)
                                                         --------      --------

Cash flows from investing activities:
    Capital expenditures                                      (51)       (1,223)
    Purchase of investments                                    --       (15,167)
    Maturities of investments                               5,552        13,580
                                                         --------      --------
          Net cash provided by (used for) investing
            activities                                      5,501        (2,810)
                                                         --------      --------

Cash flows from financing activities:
    Proceeds from issuance of common stock                     16           277
    Principal payments on long-term obligations                --          (240)
                                                         --------      --------
          Net cash provided by financing activities            16            37
                                                         --------      --------

Effect of exchange rate changes on cash                      (484)           17
                                                         --------      --------
Net decrease in cash and cash equivalents                    (600)       (6,311)
Cash and cash equivalents, beginning of period             37,569        22,036
                                                         --------      --------
Cash and cash equivalents, end of period                 $ 36,969      $ 15,725
                                                         ========      ========




   The accompanying notes are an integral part of these financial statements.

                               FTP SOFTWARE, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



1.   INTERIM FINANCIAL DATA

     The accompanying unaudited consolidated financial statements have been prepared by FTP Software, Inc. (the "Company") in accordance with generally accepted accounting principles. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the audited consolidated financial statements and notes related thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     The results of the three-month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the full fiscal year. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


2.   RESTRUCTURE CHARGES

     In July 1997, the Company reorganized its operations into business units and effected a worldwide workforce reduction in order to lower the Company's overall cost structure and create greater focus on specific strategic business opportunities. This restructuring resulted in a charge of approximately
$17.1 million ($0.50 per share) in the third quarter of 1997. This charge included severance related payments, excess facilities costs, the write-off of fixed assets and other restructuring-related items such as losses related to cancelled contracts; such costs were substantially completed in 1997.

     In late December 1997, following a review of the financial results of its business units for the second half of 1997, the Company decided to further streamline its operations and to recombine its business units into one worldwide organization. This restructuring resulted in a charge of approximately
$1.3 million ($0.04 per share) in the fourth quarter of 1997. This charge included costs similar to those incurred in connection with the third quarter restructuring; these costs were substantially completed in the first quarter of 1998.

     The following summarizes the 1997 restructuring charges, the related write-offs and cash paid in connection with the restructurings for the three months ended March 31, 1998 (dollars in thousands, unaudited):

                               FTP SOFTWARE, INC.
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                                   (unaudited)


                                      Severance         Excess
                                      Payments        Facilities      Other    Total
                                      ---------       ----------      -----   -------
Accrued restructuring charge at
December 31, 1997                       $ 766          $ 1,710        $268    $ 2,744

Cash paid                                (900)            (774)        (25)    (1,699)

Reclassifications                         134             (134)         --         --
                                        -----          -------        ----    -------
Accrued restructuring charge at
March 31, 1998                          $   0          $   802        $243    $ 1,045
                                        =====          =======        ====    =======


     Amounts related to severance with respect to the July 1997 workforce reduction involved approximately 300 employees, primarily in sales and marketing, product development and general and administrative functions at the Company's domestic and European locations. Amounts related to facilities reflect the cost of the lease of excess space arising primarily from the consolidation of the Company's Massachusetts headquarters and manufacturing facilities into the Company's North Andover, Massachusetts development offices.

     Amounts related to severance with respect to the December 1997 workforce reduction involved approximately 21 employees, primarily in development, at the Company's European locations. Amounts related to facilities reflect the cost of the lease of excess space at the Company's U.K. facility.


3.   LEGAL PROCEEDINGS

     In March 1996, a class action lawsuit was filed in the United States District Court for the District of Massachusetts, naming the Company and certain of its current and former officers as defendants. The lawsuit, captioned LAWRENCE M. GREEBEL v. FTP SOFTWARE, INC., ET AL., Civil Action No. 96-10544, alleges that the defendants publicly issued false and misleading statements and omitted to disclose material facts necessary to make such statements not false and misleading, which the plaintiffs contend caused an artificial inflation in the price of the Company's common stock. Specifically, the original complaint alleged that the defendants knowingly concealed adverse facts and made false or misleading forward and non-forward looking statements concerning the operating results and financial condition of the Company, the effects of the Company's July 1995 corporate restructuring and changing competitive factors in the Company's industry. The lawsuit, which is purportedly brought on behalf of a class of purchasers of the Company's common stock during the period from July 14, 1995 to January 3, 1996, alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10b-5 thereunder and seeks relief in the form of unspecified compensatory damages, costs and expenses and such other relief as the court deems proper and just. In August 1996, plaintiffs filed an amended complaint adding allegations concerning what plaintiffs claim were wrongful sales and accounting practices by the Company during the class period, but asserting the same causes of

                               FTP SOFTWARE, INC.
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                                   (unaudited)



action as the original complaint. In October 1996, the Company filed a motion to dismiss the complaint on the grounds that the plaintiffs had not met the pleading requirements of the Private Securities Litigation Reform Act of 1995. The motion was denied by the court on February 13, 1997. On February 13, 1998, FTP filed a motion for partial summary judgment and renewed motion to dismiss; plaintiffs filed their response on March 20, 1998. The court has not yet set a date for a hearing on these motions.

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

     In February 1996, a class action lawsuit, captioned RICHARD ZEID AND SIOM MISRAH, ET AL. V. JOHN KIMBERLEY, FRANK M. RICHARDSON, MARK A. ROWLINSON AND FIREFOX COMMUNICATIONS, INC., Case No. C96 20136, was filed in the United States District Court for the Northern District of California, San Francisco Division (transferred to the San Jose Division), naming Firefox Communications Inc., which the Company acquired in July 1996 ("Firefox"), and certain of its current and former officers and former directors as defendants. The original complaint alleged that the defendants misrepresented or failed to disclose material facts about Firefox's operations and financial results, which the plaintiffs contended resulted in an artificial inflation in the price of Firefox's common stock. The suit was purportedly brought on behalf of a class of purchasers of Firefox's common stock during the period from August 3, 1995 to January 2, 1996. The complaint alleged claims for violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder and sought relief in the form of unspecified compensatory damages, pre- and post-judgment interest, attorneys' and expert witness fees and such extraordinary, equitable and/or injunctive relief as permitted by law, equity and the federal statutory provisions under which the suit was brought. In June 1996, the District Court entered an order dismissing plaintiffs' complaint. In the order, the court dismissed with prejudice certain of plaintiffs' claims that warnings and disclosures in Firefox's Form 10-Qs were false and misleading, while granting plaintiffs permission to amend their complaint as it concerned certain of plaintiffs' claims that Firefox was responsible for false and misleading analysts reports, Firefox statements and financial statements.

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

                               FTP SOFTWARE, INC.
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                                   (unaudited)



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


4.   EARNINGS PER SHARE

     The earnings per share ("EPS") amounts have been computed in accordance with SFAS No. 128, "Earnings per Share," which requires the presentation of basic and diluted EPS. This Statement requires restatement of all prior period EPS amounts presented after the effective date. Adoption of the provisions of SFAS No. 128 had no impact on reported EPS for the three-month periods ended March 31, 1998 and 1997, as the effect of common stock equivalents would have been anti-dilutive during such periods. A reconciliation of the loss and share information used in the basic and diluted per share computation for the first quarter of 1998 and 1997 is as follows (in thousands, except per share amounts, unaudited):

                          QUARTER ENDED MARCH 31, 1998

                                      INCOME          SHARES         PER SHARE
                                   (NUMERATOR)     (DENOMINATOR)       AMOUNT
                                   ----------      -------------     ---------
BASIC EPS
   Net loss                          $(3,817)          33,973          $(0.11)
                                                                       ======
   Effect of dilutive securities          --               --
                                     -------           ------
DILUTED EPS
   Net loss                          $(3,817)          33,973          $(0.11)
                                     =======           ======          ======

                               FTP SOFTWARE, INC.
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                                   (unaudited)



                          QUARTER ENDED MARCH 31, 1997

                                            INCOME        SHARES       PER SHARE
                                         (NUMERATOR)   (DENOMINATOR)     AMOUNT
                                         -----------   -------------   ---------
BASIC EPS
   Net loss                               $(11,014)       33,688         $(0.33)
                                                                         ======
   Effect of dilutive securities                --            --
                                          --------        ------
DILUTED EPS
   Net loss from continuing operations    $(11,014)       33,688         $(0.33)
                                          ========        ======         ======


     For the first quarter of 1998 and 1997, the diluted EPS computations did not include approximately 6,197 and 5,453 additional shares at a weighted-average exercise price of $5.47 and $10.20, respectively, because these shares are attributable to outstanding options where the effect would have been anti-dilutive.


5.   COMPREHENSIVE INCOME (LOSS):

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. This statement also requires that an entity classify items of other comprehensive earnings by their nature in a financial statement. For example, other comprehensive earnings may include foreign currency translation adjustments and unrealized gains and losses on marketable securities classified as available-for-sale. The Company adopted the provisions of SFAS No. 130 effective January 1, 1998. The Company's total comprehensive losses for the three months ended March 31, 1998 and 1997 were as follows (in thousands, unaudited):

                                                    THREE MONTHS ENDED MARCH 31,
                                                         1998         1997
                                                       -------      --------

Net loss                                               $(3,817)     $(11,014)

Other comprehensive income (loss)
    Foreign currency translation adjustments              (484)          235
    Unrealized gain (loss) on securities                    37        (1,899)
    Add:  reclassification adjustment for losses
        included in net income                              36            --
                                                       -------      --------
Other comprehensive loss                               $  (411)     $ (1,664)
                                                       -------      --------

Comprehensive loss                                     $(4,228)     $(12,678)
                                                       =======      ========

                               FTP SOFTWARE, INC.
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                                   (unaudited)



6.   OTHER RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure about Segments of an Enterprise." SFAS No. 131 changes the way public companies report information about operating segments. SFAS No. 131, which is based on the management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report entity-wide disclosures about products and services, major customers and the material countries in which the entity holds assets and reports revenue. The Company intends to adopt SFAS No. 131 for its fiscal year ending December 31, 1998. Management does not expect such adoption to have any material impact on the way it reports information.

     In October 1997, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 97-2, "Software Revenue Recognition," which provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions and supersedes SOP 91-1, "Software Revenue Recognition." The Company adopted SOP 97-2 effective January 1, 1998; such adoption did not have a material impact on revenue recognition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis provides information that management of FTP Software, Inc. ("FTP" or the "Company") believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. This discussion should be read in conjunction with the Company's consolidated financial statements and the related notes included above.

     FORWARD-LOOKING STATEMENTS IN THIS SECTION AND ELSEWHERE IN THIS REPORT ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. ALL FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS REPORT FOR A VARIETY OF REASONS. THESE REASONS INCLUDE, BUT ARE NOT LIMITED TO, COMPETITION, COMPETITIVE PRICING PRESSURES, CHANGES IN PERSONNEL, THE EFFECTS OF THE COMPANY'S 1997 RESTRUCTURINGS DESCRIBED BELOW, TECHNOLOGICAL AND OTHER MARKET CHANGES, DEPENDENCE ON NEW PRODUCTS, DISTRIBUTION RISKS AND OTHER RISKS THAT ARE OUTLINED BELOW AND IN EXHIBIT 99, "CAUTIONARY FACTORS," TO THIS REPORT.

RECENT DEVELOPMENTS

     The Company is engaged in the design, development, marketing and support of connectivity software applications that enable users to connect to information across TCP/IP networks, including data residing on mainframes, minicomputers and servers. These applications include terminal emulation, NFS file sharing and printing, file transfer and legacy host access.

     In July 1997, the Company reorganized its business into strategic business units in order to create greater focus on the different product, sales and economic models that the Company believed would most effectively enable it to take advantage of strategic opportunities in its products and technologies, ultimately focusing primarily on its client and web-based connectivity products. In connection with the restructuring, and in order to reduce its overall cost structure, the Company also effected a reduction in its worldwide workforce in continuing operations of approximately 44%. The restructuring was substantially complete, and the Company had paid a substantial majority of all related expenses (including severance expenses), as of the end of the third quarter of 1997. The Company recognized a charge of approximately $17.1 million in the third quarter of 1997, of which approximately $7.0 million related to the workforce reduction, approximately $2.9 million related to the consolidation of the Company's Andover, Massachusetts headquarters and Wilmington, Massachusetts manufacturing facility into its North Andover, Massachusetts development offices, approximately $6.3 million related to the disposition of other physical assets, and approximately $0.9 million consisted of other restructuring-related items such as losses related to cancelled contracts. In addition, the Company's operating expenses for the third quarter of 1997 included approximately $8 million in transition-related expenses, consisting primarily of compensation expenses associated with personnel employed on a transitional basis through various periods ending on or before December 31, 1997 and with short-term retention incentives as well as certain transitional facilities expenses.

     In late December 1997, following a review of the financial results of its business units for the second half of 1997, the Company decided to further streamline its operations and to recombine its business units into one worldwide organization. This restructuring resulted in a charge of approximately $1.3 million in the fourth quarter of 1997, which included costs similar to those incurred in connection with the third quarter restructuring.

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

     Total revenue decreased to approximately $10.9 million for the first quarter of 1998 from approximately $21.4 million for the first quarter of 1997. Product revenue decreased to approximately $7.7 million for the first quarter of 1998 from approximately $16.8 million for the first quarter of 1997. Service revenue decreased to approximately $3.2 million for the first quarter of 1998 from approximately $4.5 million for the first quarter of 1997. As a percentage of total revenue, product revenue decreased to approximately 71% for the first quarter of 1998 from approximately 79% for the first quarter of 1997, and service revenue increased to approximately 29% for the first quarter of 1998 from approximately 21% for the first quarter of 1997.

     PRODUCT REVENUE. Product revenue decreased in the first quarter of 1998 compared to the first quarter of 1997 both in dollar amount and as a percentage of total revenue primarily as a result of decreases in sales volumes and sales prices over such periods. The Company believes these decreases are primarily attributable to the increase in lower-priced or no cost TCP/IP connectivity products introduced by certain of the Company's competitors commencing in late 1995, an increase in competition in the networking applications segment of the networking software industry during 1997 and decreases in customer demand for DOS-based and 16-bit Windows-based products since 1996. The Company also believes that the impact of the Company's July 1997 restructuring on the business activities of the Company, as well as a disruption in U.S. sales resulting from the implementation during the third quarter of 1997 of the Company's plans to increase sales in the U.S. through indirect channels, also contributed to the decrease in sales for the first quarter of 1998. See also
"-- Factors Affecting Revenue" below. In addition, product revenue for the first quarter of 1997 included a payment from a strategic partner in the amount of approximately $1 million payable under a contract for the completion of certain milestones, primarily product deliverables, and did not depend upon the amount of royalties actually earned in that quarter. Quarterly royalties under such contract for the first quarter of 1998 were payable based on actual product sales, the amounts of which will not be known until, and will not be reflected in product revenue until, the second quarter of 1998; there can be no assurance that payments under this contract with respect to the first quarter of 1998 will meet or exceed payments under this contract for the first quarter of 1997.

     SERVICE REVENUE. The dollar decrease in service revenue for the first quarter of 1998 compared to the first quarter of 1997 is primarily attributable to the disruption in the business activities of the Company resulting from the Company's July 1997 reorganization, a decrease in the Company's installed product base during 1997 and an increase in the sale of support contracts through indirect channels (which resulted in a decrease in the Company's operating margins on such sales due to the lower per unit revenue realized by the Company on such sales) beginning in the third quarter of 1997. The percentage increase in the first quarter of 1998 compared to the first quarter of 1997 is primarily due to the decrease in product revenue described above.

     INTERNATIONAL REVENUE. International sales consist of export sales, primarily to customers in Europe, Asia Pacific, Latin America and Canada. International sales of approximately $5.2 million and $9.5 million accounted for approximately 48% and 44% of the Company's total revenue for the first quarter of 1998 and 1997, respectively. The dollar decrease in the first quarter of 1998 is attributable to the same factors that resulted in the decrease in total product revenue described above under "-- Product Revenue."

     The Company prices, invoices and collects international sales primarily in United States dollars. To date, currency fluctuations have not had a material effect on the Company's results of operations and financial condition.

     FACTORS AFFECTING REVENUE. The Company has experienced a decrease in sales volumes since 1995 and a decrease in sales prices during various periods since 1995, which decreases the Company believes are primarily attributable to increased competition, particularly the increase during 1997 in competition in the networking applications software market, as well as to technological changes in the market. Looking forward, the Company anticipates that some or all of these trends will continue, and believes that the Company's future is substantially dependent on the ability of the Company (i) to create greater focus on specific product opportunities and customer needs within the Company's product categories, (ii) to formulate and implement its sales and distribution strategies to most effectively take advantage of strategic opportunities in its various product categories, (iii) to successfully develop new product strategies and to timely release new products and product enhancements, (iv) to take advantage of the emerging web-based networking applications software market and the continued development of such market and (v) to enter into and implement strategic alliances and OEM relationships to develop necessary products or technologies, to expand the Company's distribution channels or to jointly market or gain market awareness for the Company's products. If the Company is unsuccessful in any such regard, or if the web-based networking applications software market does not develop as anticipated by the Company, the Company believes that the trends described above will continue to have a material adverse effect on the Company's business, results of operations and financial condition. Even if the Company is successful in implementing new product strategies, there can be no assurance that it will result in a material improvement in the Company's business, results of operations or financial condition.

     The number of the Company's employees decreased significantly during 1997 and the first quarter of 1998, both prior to and following the Company's 1997 restructurings, as a result both of the restructurings and significant competition for qualified personnel in the industry. The Company believes that this decrease, which resulted in significant turnover in the Company's U.S. sales force, contributed to the decline in revenue for the first quarter of 1998. In connection with the 1997 restructurings, the Company reduced its workforce by approximately 320 employees in total. The Company has experienced additional attrition during late 1997 and the first quarter of 1998. As a result of the Company's December 1997 restructuring, which included a workforce reduction involving approximately 21 employees, and attrition experienced in the first quarter of 1998, the number of the Company's employees has decreased from approximately 350 at December 31, 1997 to approximately 280 at March 31, 1998. The Company's ability to maintain or increase revenue will depend in part on its ability to retain, hire and train qualified personnel.

     During the third quarter of 1997, the Company increased its focus in the United States on sales through distributors, value-added resellers, systems integrators and OEMs rather than direct sales, including, among other things, by entering into an agreement with a third party that provides for the sale by such party on behalf of the Company of certain maintenance services, support services and products in the U.S. and Canada, with certain limited geographic exclusivity with respect to certain of such services. As noted above, the Company believes that the transition to a more indirect sales model resulted in a disruption in sales during the second half of 1997. While the third party arrangement described above was intended to increase sales of the Company's products and services in the U.S., there can be no assurance that such arrangement will be successful or that sales of such products and services will not decrease as a result. As noted above under "-- Service Revenue," service revenue was lower than expected for the first quarter of 1998 due in part to an increase in sales of support contracts through indirect channels. The Company continues to evaluate its other distribution channels in the ordinary course of business. Additional changes in distribution channels may adversely affect sales of the Company's products and consequently may adversely affect the Company's business, financial condition and results of operations, at least in the near term. Any material increase in sales through indirect channels may have an adverse effect on the Company's operating margins due to the lower per unit revenue realized by the Company on sales through indirect channels if the Company is unable to proportionately reduce selling, general and administrative expenses.

     See "-- Liquidity and Capital Resources" below for a description of certain legal proceedings and Exhibit 99, "Cautionary Factors," for additional discussion of the factors described above and other factors which may affect the Company's business, financial condition and results of operations.

     GROSS MARGIN

     Product gross margin as a percentage of product revenue was approximately 85% and 82% in the first quarter of 1998 and 1997, respectively. This increase resulted primarily from a decrease in both costs associated with the amortization of technologies licensed or purchased in 1995 and 1996 and costs associated with the localization of certain of the Company's products, partially offset by the decrease in product revenue described under "-- Product Revenue" above. Amortization expense was approximately $0.5 million and $1.1 million in the first quarter of 1998 and 1997, respectively.

     Service gross margin as a percentage of service revenue increased to approximately 58% in the first quarter of 1998 from approximately 36% in the first quarter of 1997. This increase was primarily due to a reduction in costs related to a decrease in professional services and technical support personnel resulting from the Company's July 1997 restructuring and workforce reduction.

     The gross margins reported above are not necessarily indicative of gross margin for future periods, which may vary significantly depending on, among other things, changes in product strategy and mix, price competition, technological changes, cost changes and changes in product distribution channels.

     SALES AND MARKETING

     Sales and marketing expenses were approximately $6.2 million and $14.3 million in the first quarter of 1998 and 1997, respectively. Such expenses as a percentage of total revenue were approximately 56% and 67% in the first quarter of 1998 and 1997, respectively. The $8.1 million decrease in the first quarter of 1998 compared to the first quarter of 1997 reflects a decrease in sales and marketing personnel resulting primarily from the Company's 1997 restructurings, as well as a decrease in the levels of the Company's advertising, tradeshow and other marketing activities over such periods. The percentage decrease over such periods was also primarily due to such factors.

     FTP expects that sales and marketing expenses will continue to decrease in 1998 from 1997 dollar amounts as a result of the Company's 1997 restructurings.

     PRODUCT DEVELOPMENT

     Product development expenses were approximately $3.6 million and $7.9 million in the first quarter of 1998 and 1997, respectively, representing approximately 33% and 37% of total revenue for each period, respectively. The $4.3 million decrease in the first quarter of 1998 compared to the same period in 1997 primarily reflects a decrease in development personnel resulting primarily from the Company's 1997 restructurings. The percentage decrease over such periods was also primarily due to such factor.

     FTP expects that product development expenses will continue to decrease in 1998 from 1997 dollar amounts as a result of the Company's 1997 restructurings.

     GENERAL AND ADMINISTRATIVE

     General and administrative expenses were approximately $3.3 million and $4.3 million in the first quarter of 1998 and 1997, respectively, representing approximately 31% and 20% of total revenue for each period, respectively. The $1.0 million decrease in the first quarter of 1998 compared to the same period in 1997 was primarily the result of a decrease in general and administrative personnel resulting primarily from the Company's 1997 restructurings. The percentage increase over such periods was primarily due to the decrease in total revenue over such periods described above under "-- Total Revenue."

     FTP expects that general and administrative expenses will continue to decrease in 1998 from 1997 dollar amounts as a result of the Company's 1997 restructurings.

     OPERATING LOSS

     The Company experienced losses from operations of approximately
$3.8 million and $11.0 million in the first quarter of 1998 and 1997, respectively, representing approximately 35% and 52% of total revenue for each period, respectively. These losses were primarily due to the decrease in total revenue over such periods described above under "-- Total Revenue."

     INVESTMENT AND OTHER INCOME, NET

     Investment and other income, net, was approximately $1.0 million and $0.6 million for the first quarter of 1998 and 1997, respectively. This increase was primarily due to a loss on disposal of fixed assets recognized in the first quarter of 1997. The Company invests excess cash in high grade municipal bonds, U.S. government treasury obligations, high grade corporate obligations and equity investments.

     PROVISION FOR INCOME TAXES

     The provision for income taxes was approximately $0.1 million and $0.7 million in the first quarter of 1998 and 1997, respectively. The provision represents certain foreign and state tax obligations which cannot be offset by the Company's net operating losses. Due to the uncertainty as to when the deferred tax assets may be realized, the Company has recorded a valuation allowance for all tax assets in excess of amounts available to be recovered pursuant to tax loss carrybacks.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1998, the Company had an aggregate of approximately
$65.5 million in cash and cash equivalents, short-term investments and long-term investments. Of this amount, approximately $37.0 million was invested primarily in highly liquid investments with original maturities of three months or less, approximately $12.1 million was invested in short-term investments consisting of U.S. government obligations and commercial paper with maturities of less than one year, and approximately $16.4 million was invested in U.S. government obligations, commercial paper and municipal obligations with maturities of greater than one year.

     The Company used approximately $5.6 million of cash for operations in the first quarter of 1998. The Company made capital expenditures of approximately $0.04 million and $1.2 million in the first quarter of 1998 and 1997, respectively.

     Accounts receivable, net, decreased to approximately $7.8 million at March 31, 1998 from approximately $8.3 million at December 31, 1997. This decrease is primarily attributable to the decrease in total revenue during the first quarter of 1998 described above under "-- Total Revenue," as well as to an increase in the Company's reserves for doubtful accounts.

     To date, inflation has not had a material impact on the Company's financial results.

     On March 14, 1996, a class action lawsuit was filed against FTP and certain of its current and former officers alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10b-5 thereunder. On February 23, 1996, a class action lawsuit was filed against Firefox and certain of its current and former officers and former directors also alleging violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5. For a more detailed description of these legal proceedings, see Note 3 to the Company's consolidated financial statements included above. Each of FTP and Firefox has reviewed the allegations in the lawsuit against it, believes such allegations to be without merit and intends to defend itself and its officers vigorously. In order to support an adequate defense, each of FTP and Firefox has spent and expects to continue to spend substantial sums for legal and expert fees and costs. The costs of defending each lawsuit and the ultimate outcome of each lawsuit are uncertain and cannot be estimated. If the lawsuit against FTP were ultimately determined adversely to FTP, or if the lawsuit against Firefox were ultimately determined adversely to Firefox, such company could be required to pay a substantial judgment, which could have a material adverse effect on the Company's consolidated business, financial condition and results of operations.

     Looking forward, the Company believes that its available cash, cash equivalents and short-term investments will be sufficient to fund its ordinary operating expenses at least through 1998. As noted under "-- Recent Developments" above, the Company expects to continue to make substantial investments in its businesses. There can be no assurance, however, that the capital resources necessary to make such investments will be available or that, if available, such resources will be on terms acceptable to the Company.

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

10.4 Amendment No. 3 to Indenture of Lease between the Company and North Andover Mills Realty dated as of June 18, 1993(1)

10.5 Amendment No. 4 to Indenture of Lease between the Company and North Andover Mills Realty dated as of September 30, 1993(1)

10.6 Amendment No. 5 to Indenture of Lease between the Company and North Andover Mills Realty Limited Partnership dated August 12, 1995(1)

10.7 Employment Agreement between the Company and Glenn C. Hazard dated as of July 29, 1996(2)

10.8 Amendment No. 1 to Employment Agreement between the Company and Glenn C. Hazard dated as of June 19, 1997(4)

10.9 Amendment No. 2 to Employment Agreement between the Company and Glenn C. Hazard dated as of September 4, 1997(5)

EXHIBIT NO.   TITLE
----------    -----

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

  10.22 Amended and Restated Employment Agreement between the Company and James A. Tholen dated as of December 12, 1997(6)

  10.23       FTP Software, Inc. Stock Option Plan(1)

  10.24       FTP Software, Inc. 1996 Executive Equity Incentive Plan(2)

  10.25       FTP Software, Inc. 1997 Employee Equity Incentive Plan(3)

  10.26 Composite FTP Software, Inc. 1993 Non-Employee Directors' Stock Option Plan incorporating Amendment No. 1 effective as of June 2, 1995, Amendment No. 2 effective as of August 22, 1996(2), as amended by Amendment No. 3 effective as of December 18, 1997(6)

  10.27 Indenture of Lease between the Company and Andover Mills Realty Limited Partnership dated as of October 1, 1993(1)

  10.28 Amendment No. 1 to Indenture of Lease between the Company and Andover Mills Realty Limited Partnership dated as of February 10, 1994(1)

  10.29 Amendment No. 2 to Indenture of Lease between the Company and Andover Mills Realty Limited Partnership dated as of June 7, 1995(1)

EXHIBIT NO.   TITLE
----------    -----

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

(6) Included as an exhibit to, and incorporated in this Report by reference to, the Company's Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Commission on March 30, 1998.

(7) Included as Appendix A to, and incorporated in this Report by reference to, the Company's Joint Proxy Statement/Prospectus filed with the Commission on July 1, 1996.

(8) Included as, and incorporated by reference to, Appendix A to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Commission on March 30, 1998.


     b.   REPORTS ON FORM 8-K:

None.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               FTP SOFTWARE, INC.


Date: May 15, 1998            By: /s/ James A. Tholen
                                  ----------------------------------------------
                                  James A. Tholen,
                                  Senior Vice President, Chief Operating Officer and Chief Financial Officer
                                  (principal financial and accounting officer)