Form 10-Q
period 1998-06-30
FTP SOFTWARE INC
filed 1998-08-14
CIK 912548

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $.01 Per Share                       34,035,463
--------------------------------------            ------------------------------
                Class                             Outstanding at August 11, 1998

                               FTP SOFTWARE, INC.

                                TABLE OF CONTENTS

PART I.     FINANCIAL INFORMATION                                        PAGE

Item 1.     Consolidated Financial Statements

            Consolidated Balance Sheets at June 30, 1998
            and December 31, 1997 (unaudited)                              3

            Consolidated Statements of Operations for the three and
            six months ended June 30, 1998 and 1997 (unaudited)            4

            Consolidated Statements of Cash Flows for the six
            months ended June 30, 1998 and 1997 (unaudited)                5

            Notes to Interim Consolidated Financial Statements             6

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           12


PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                             19

Item 4.     Submission of Matters to a Vote of Security Holders           19

Item 6.     Exhibits and Reports on Form 8-K                              20

            Signature                                                     24

                               FTP SOFTWARE, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                        JUNE 30,   DECEMBER 31,
                                                          1998          1997
                                                       ---------   ------------

ASSETS
Current assets:

  Cash and cash equivalents                            $ 38,596      $ 37,569
  Short-term investments                                 10,564        14,234
  Accounts receivable, net of allowance for
    doubtful accounts of $1,250 and 1,100 for
    1998 and 1997, respectively                           4,611         8,282
  Prepaid expenses and other current assets               2,111         2,580
  Refundable incomes taxes                                2,975         3,165
                                                       --------      --------
      Total current assets                               58,857        65,830
Property and equipment, net                               6,253         8,301
Purchased software, net                                   1,738         2,621
Investments                                              14,726        19,767
Other assets                                              1,377           956
                                                       --------      --------
      Total assets                                     $ 82,951      $ 97,475
                                                       ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts payable and accrued expenses (Note 2)       $  7,831      $ 10,976
  Income taxes payable                                    1,786         1,613
  Accrued employee compensation and benefits              1,760         3,652
  Deferred revenue                                        5,654         5,715
                                                       --------      --------
    Total liabilities                                    17,031        21,956
                                                       --------      --------
Stockholders' equity:
  Preferred stock, $0.01 par value;
    authorized 5,000,000 shares;
    none issued and outstanding                              --            --
  Common stock, $0.01 par value;
    authorized 100,000,000 shares;
    issued and outstanding 34,035,463 and
    33,973,140 in 1998 and 1997, respectively               340           339
  Additional paid-in capital                            136,823       136,792
  Accumulated deficit                                   (71,682)      (62,046)
  Equity adjustments                                        439           434
                                                       --------      --------
      Total stockholders' equity                         65,920        75,519
                                                       ========      ========
        Total liabilities and stockholders' equity     $ 82,951      $ 97,475
                                                       ========      ========





   The accompanying notes are an integral part of these financial statements.

                               FTP SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                          THREE MONTHS ENDED        SIX MONTHS ENDED
                                                JUNE 30,                JUNE 30,
                                          1998         1997         1998         1997
                                        --------     --------     --------     --------

Revenue:
   Product revenue                      $  5,434     $ 13,073     $ 13,133     $ 29,899
   Service revenue                         2,894        4,673        6,123        9,202
                                        --------     --------     --------     --------
      Total revenue                        8,328       17,746       19,256       39,101
                                        --------     --------     --------     --------

Cost of revenue:
   Product cost                            1,164        3,964        2,344        6,953
   Service cost                            1,452        2,924        2,817        5,818
                                        --------     --------     --------     --------
      Total cost of revenue                2,616        6,888        5,161       12,771
                                        --------     --------     --------     --------
Gross margin                               5,712       10,858       14,095       26,330
                                        --------     --------     --------     --------
Operating expenses:
   Sales and marketing                     6,571       13,115       12,731       27,396
   Product development                     3,517        8,375        7,126       16,230
   General and administrative              2,461        4,612        5,802        8,947
                                        --------     --------     --------     --------
      Total operating expenses            12,549       26,102       25,659       52,573
                                        --------     --------     --------     --------
Loss from operations                      (6,837)     (15,244)     (11,564)     (26,243)

Investment and other income, net           1,068        1,150        2,078        1,785
                                        --------     --------     --------     --------

Loss before income taxes                  (5,769)     (14,094)      (9,486)     (24,458)

Provision (benefit) for income taxes          50          342          150          992
                                        --------     --------     --------     --------
Net loss                                $ (5,819)    $(14,436)    $ (9,636)    $(25,450)
                                        ========     ========     ========     ========
Basic and diluted net loss per share    $  (0.17)    $  (0.43)    $  (0.28)    $  (0.75)
                                        ========     ========     ========     ========

Weighted average common
   shares outstanding                     34,024       33,842       34,024       33,775
                                        ========     ========     ========     ========







   The accompanying notes are an integral part of these financial statements.

                               FTP SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS, UNAUDITED)


                                                        SIX MONTHS ENDED JUNE 30,
                                                            1998          1997
                                                        -----------    ----------

Cash flows from operating activities:
  Net loss from continuing operations                     $(9,636)     $(25,450)
  Adjustments to reconcile net loss from
    continuing operations to net cash provided by
    (used for) operating activities:
    Depreciation and amortization                            3,110        6,548
    Loss on disposition of property and equipment               10          650
    Amortization (accretion) of discounts and premiums
      on investments                                            19          (83)
    Changes in operating assets and liabilities:
      Accounts receivable                                    3,671        6,363
      Prepaid expenses and other current assets                469          485
      Income taxes                                             190          743
      Other assets                                            (469)        (591)
      Accounts payable and accrued expenses                 (2,972)      (1,463)
      Accrued employee compensation and benefits            (1,892)       1,803
      Deferred revenue                                         (61)      (1,542)
                                                          --------     --------
        Net cash used for continuing operations             (7,561)     (12,537)
        Net cash provided by discontinued operations            --        2,209
                                                          --------     --------
          Net cash used for operating activities            (7,561)     (10,328)
                                                          --------     --------

Cash flows from investing activities:
  Capital expenditures                                        (141)      (2,576)
  Maturities of investments, net                             8,752        9,011
                                                          --------     --------
          Net cash provided by investing activities          8,611        6,435
                                                          --------     --------

Cash flows from financing activities:
  Proceeds from issuance of common stock                        31          503
  Principal payments on long-term obligations                   --         (240)
                                                          --------     --------
          Net cash provided by financing activities             31          263
                                                          --------     --------

Effect of exchange rate changes on cash                        (54)          17
                                                          --------     --------
Net increase (decrease) in cash and cash equivalents         1,027       (3,613)
Cash and cash equivalents, beginning of period              37,569       22,036
                                                          --------     --------
Cash and cash equivalents, end of period                  $ 38,596     $ 18,423
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

           The results of the three- and six-month periods ended June 30, 1998 are not necessarily indicative of the results to be expected for the full fiscal year. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

           The following summarizes the 1997 restructuring charges, the related write-offs and cash paid in connection with the restructurings for the six months ended June 30, 1998 (dollars in thousands, unaudited):

                               FTP SOFTWARE, INC.
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


                                   Severance      Excess
                                    Payments    Facilities     Other     Total
                                   ---------    ----------     -----     -----

Accrued restructuring charge at
December 31, 1997                    $ 766       $ 1,710       $ 268    $ 2,744

Cash paid                             (858)       (1,353)        (33)    (2,244)

Reclassifications                       92           143        (235)        --
                                     -----       -------       -----    -------
Accrued restructuring charge at
June 30, 1998                        $   0       $   500       $   0    $   500
                                     =====       =======       =====    =======

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

                               FTP SOFTWARE, INC.
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


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

           In July 1996, plaintiffs filed their amended complaint. The amended complaint alleged that defendants misrepresented or failed to disclose material facts about Firefox's operations and financial results which the plaintiffs contended resulted in an artificial inflation of the price of Firefox's common stock. The amended complaint was purportedly brought on behalf of a class of purchasers of Firefox's common stock during the period from July 20, 1995 to January 2, 1996. The amended complaint again alleged claims for violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder and sought relief in the form described above. Specifically, the amended complaint alleged that defendants knew allegedly material adverse non-public information about Firefox's financial results and business conditions which allegedly was not disclosed, that they improperly directed that certain sales and revenues be recognized and failed to keep adequate reserves and that they participated in drafting, reviewing and/or approving allegedly misleading statements, releases, analysts reports and other public representations, including disclaimers and warnings of and about Firefox. The amended complaint also alleged that John A. Kimberley, then an officer and director of Firefox, and Frank Richardson, a former

                               FTP SOFTWARE, INC.
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


officer and director of Firefox, were liable as "controlling persons" of Firefox. In September 1996, Firefox filed a motion to dismiss the amended complaint on the grounds that the plaintiffs had not met the pleading requirements of the Private Securities Litigation Reform Act of 1995. On May 8, 1997, the court dismissed the amended complaint on such grounds, without leave to amend. Plaintiffs have appealed the dismissal to the Ninth Circuit Court of Appeals; oral argument on the appeal has been set for September 14, 1998.

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

4.         EARNINGS PER SHARE

           The earnings per share ("EPS") amounts have been computed in accordance with SFAS No. 128, "Earnings per Share," which requires the presentation of basic and diluted EPS. This Statement requires restatement of all prior period EPS amounts presented after the effective date. Adoption of the provisions of SFAS No. 128 had no impact on reported EPS for the three- and six-month periods ended June 30, 1998 and 1997, as the effect of common stock equivalents would have been anti-dilutive during such periods. A reconciliation of the loss and share information used in the basic and diluted per share computation for the three- and six-month periods ended June 30, 1998 and 1997 are as follows (in thousands, except per share amounts, unaudited):

                                          THREE MONTHS ENDED         SIX MONTHS ENDED
                                                JUNE 30,                  JUNE 30,
                                           1998        1997          1998        1997
                                         --------    --------      --------    --------

Net loss                                 $ (5,819)   $(14,436)     $ (9,636)   $(25,450)
                                         ========    ========      ========    ========

Weighted average shares outstanding        34,024      33,842        34,024      33,775

Effect of dilutive securities                  --          --            --          --
                                         --------    --------      --------    --------
Basic and diluted shares outstanding     $ 34,024    $ 33,842      $ 34,024    $ 33,775
                                         ========    ========      ========    ========

Basic and diluted loss per share         $  (0.17)   $  (0.43)     $  (0.28)   $  (0.75)
                                         ========    ========      ========    ========


           Options to purchase 5,995 and 5,014 shares of common stock were outstanding at June 30, 1998 and 1997, respectively. The diluted EPS computation for the three- and six-month periods then ended did not include these additional shares because the effect would have been anti-dilutive.

                               FTP SOFTWARE, INC.
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)



5.         COMPREHENSIVE INCOME (LOSS)

           In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. This statement also requires that an entity classify items of other comprehensive earnings by their nature in a financial statement. For example, other comprehensive earnings may include foreign currency translation adjustments and unrealized gains and losses on marketable securities classified as available-for-sale. The Company adopted the provisions of SFAS No. 130 effective January 1, 1998 and will present such information in its Statement of Stockholders' Equity. The Company's total comprehensive losses for the three- and six-month periods ended June 30, 1998 and 1997 were as follows (in thousands, unaudited):

                                              THREE MONTHS ENDED          SIX MONTHS ENDED
                                                    JUNE 30,                    JUNE 30,
                                               1998          1997         1998          1997
                                             --------     ---------     --------     ---------

Net loss                                     $(5,819)     $(14,436)     $(9,636)     $(25,450)

Other comprehensive income (loss)
   Foreign currency translation
     adjustments                                 430          (120)         (63)          115
   Unrealized gain (loss) on securities           21         1,806           58           (93)
   Add: reclassification adjustment for
     (gains) losses included in net income        (2)           24           35            45
                                             -------      --------      -------      --------
Other comprehensive income (loss)            $   449      $  1,710      $    30      $     67
                                             -------      --------      -------      --------

Comprehensive loss                           $(5,370)     $(12,726)     $(9,606)     $(25,383)
                                             =======      ========      =======      ========


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

                               FTP SOFTWARE, INC.
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)



7.         AGREEMENT AND PLAN OF REORGANIZATION WITH NETMANAGE, INC.

           On June 15, 1998, the Company entered into an Agreement and Plan of Reorganization with NetManage, Inc. ("NetManage") whereby a subsidiary of NetManage will be merged into the Company, which will survive the merger as a wholly-owned subsidiary of NetManage, and each outstanding share of the common stock of the Company will be converted into 0.72767, subject to adjustment, of a share of NetManage common stock, subject to the conditions set forth in the Reorganization Agreement. Outstanding Company stock options will be converted into options to purchase shares of NetManage common stock at the same conversion rate, with appropriate changes to the exercise price. This merger, which is intended to be accounted for as a pooling of interests, is conditioned on, among other things, approval of the merger by the Company's stockholders and approval by NetManage's stockholders of the issuance of the shares of NetManage common stock in the merger.

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

           FORWARD-LOOKING STATEMENTS IN THIS SECTION AND ELSEWHERE IN THIS REPORT ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. ALL FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS REPORT FOR A VARIETY OF REASONS. THESE REASONS INCLUDE, BUT ARE NOT LIMITED TO, RISKS RELATING TO CONSUMMATION OF THE MERGER OF THE COMPANY WITH A SUBSIDIARY OF NETMANAGE, INC. ("NETMANAGE") DESCRIBED BELOW (THE "MERGER"), COMPETITION, COMPETITIVE PRICING PRESSURES, CHANGES IN PERSONNEL, TECHNOLOGICAL AND OTHER MARKET CHANGES, DEPENDENCE ON NEW PRODUCTS, DISTRIBUTION RISKS AND OTHER RISKS THAT ARE OUTLINED BELOW AND IN EXHIBIT 99 TO THIS REPORT. THE MERGER IS SUBJECT TO A NUMBER OF CONDITIONS, INCLUDING THOSE OUTLINED BELOW, THAT MAY NOT BE SATISFIED. OTHER RISKS AND UNCERTAINTIES ASSOCIATED WITH THE MERGER ARE DESCRIBED IN THE JOINT PROXY STATEMENT/PROSPECTUS OF THE COMPANY AND NETMANAGE, WHICH IS INCLUDED IN NETMANAGE'S REGISTRATION STATEMENT ON FORM S-4 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JULY 15, 1998.

RECENT DEVELOPMENTS

           The Company is engaged in the design, development, marketing and support of connectivity software applications that enable users to connect to information across TCP/IP networks, including data residing on mainframes, minicomputers and servers. These applications include terminal emulation, NFS file sharing and printing, file transfer and legacy host access.

           The Company has entered into an Agreement and Plan of Reorganization dated as of June 15, 1998, as amended on June 30, 1998 and July 14, 1998 (the "Reorganization Agreement"), with NetManage and Amanda Acquisition Corp., a wholly-owned subsidiary of NetManage ("Merger Sub"), which provides for the acquisition of the Company by NetManage through a merger of the Company with Merger Sub (the "Merger") whereby each outstanding share of the Common Stock, par value $0.01 per share, of the Company ("Common Stock") will be converted into the right to receive, subject to downward adjustment as described below,
0.72767 of a share (the "Exchange Ratio") of the Common Stock, par value $0.01 per share, of NetManage ("NetManage Common Stock"), subject to the conditions set forth in the Reorganization Agreement. Because FTP has met certain of the financial tests set forth in the Reorganization Agreement, the Exchange Ratio would not be adjusted if the closing of the Merger occurs before August 31, 1998, as currently expected.

           The closing of the Merger is subject to a number of conditions, including (a) certain approvals by the stockholders of the Company and the stockholders of NetManage, respectively, (b) the receipt by NetManage of letters from the independent accountants for each of NetManage and the Company to the effect that they concur with the conclusion of the management of the respective companies that the Merger will qualify for pooling of interests accounting treatment and (c) the absence of any material adverse effect, as defined in the Reorganization Agreement, with respect to either the Company or NetManage.

RESULTS OF OPERATIONS

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

           Total revenue decreased to approximately $8.3 million for the second quarter of 1998 from approximately $17.7 million for the second quarter of 1997. Product revenue decreased to approximately $5.4 million for the second quarter of 1998 from approximately $13.1 million for the second quarter of 1997. Service revenue decreased to approximately $2.9 million for the second quarter of 1998 from approximately $4.7 million for the second quarter of 1997. As a percentage of total revenue, product revenue decreased to approximately 65% for the second quarter of 1998 from approximately 74% for the second quarter of 1997, and service revenue increased to approximately 35% for the second quarter of 1998 from approximately 26% for the second quarter of 1997.

           The Company's total revenue decreased to approximately $19.3 million for the first six months of 1998 from approximately $39.1 million for the first six months of 1997. Product revenue decreased to approximately $13.1 million for the first six months of 1998 from approximately $29.9 million for the first six months of 1997. Service revenue decreased to approximately $6.1 million for the first six months of 1998 from approximately $9.2 million for the first six months of 1997. As a percentage of total revenue, product revenue decreased to approximately 68% for the first six months of 1998 from approximately 76% for the first six months of 1997, and service revenue increased to approximately 32% for the first six months of 1998 from approximately 24% for the first six months of 1997.

           PRODUCT REVENUE. Product revenue decreased for the three- and six-month periods ended June 30, 1998 compared to the same periods of 1997, both in dollar amount and as a percentage of total revenue, primarily as a result of decreases in sales volumes and, to a lesser extent, sales prices for certain of the Company's products over such periods. The Company believes these decreases are primarily attributable to the increase in lower-priced or no cost TCP/IP connectivity products introduced by certain of the Company's competitors commencing in late 1995, an increase in competition in the networking applications segment of the networking software industry beginning in 1997 and decreases in customer demand for DOS-based and 16-bit Windows-based products since 1996. In addition, the Company believes that customers may have deferred purchasing decisions in the latter half of June 1998 as a result of the Company's June 15, 1998 announcement of the Reorganization Agreement, which may also have contributed to the decrease in product revenue for the second quarter of 1998. The Company also believes that the impact of the Company's July 1997 restructuring on the business activities of the Company, as well as a disruption in U.S. sales resulting from the implementation during the third quarter of 1997 of the Company's plans to increase sales in the U.S. through indirect channels, also contributed to the decrease in sales for the first six months of 1998 compared to the same period of 1997. See also "-- Factors Affecting Revenue" below. In addition, product revenue for 1997 included payments from a strategic partner. Revenues under this contract for 1998 will be substantially less than 1997 revenues under this contract, and the Company does not expect to receive additional revenues under this contract following the third quarter of 1998.

           SERVICE REVENUE. The dollar decreases in service revenue for the second quarter and first six months of 1998 compared to the same periods in 1997 are primarily attributable to a decrease in the Company's installed product base during 1997 and an increase in the sale of support contracts through indirect channels (which resulted in a decrease in the Company's operating margins on such sales due to the lower per unit revenue realized by the Company on such sales) beginning in the third quarter of 1997. The percentage increases in the second quarter and first six months of 1998 compared to the same periods in 1997 are primarily due to the decrease in product revenue described above.

           INTERNATIONAL REVENUE. International sales consist of export sales, primarily to customers in Europe, Asia Pacific, Latin America and Canada. International sales of approximately $2.7 million and $8.2 million accounted for approximately 33% and 46% of the Company's total revenue for the second quarter of 1998 and 1997, respectively. International sales of approximately $7.9 million and $17.7 million accounted for approximately 41% and 45% of the Company's total revenue for the first six months of 1998 and 1997, respectively. The dollar decreases in the second quarter and first six months of 1998 compared to the same periods in 1997 are attributable to the same factors that resulted in the decreases in total product revenue over these periods described above under "-- Product Revenue."

           The Company prices, invoices and collects international sales primarily in United States dollars. To date, currency fluctuations have not had a material effect on the Company's results of operations and financial condition.

           FACTORS AFFECTING REVENUE. The Company has experienced a decrease in sales volumes since 1995 and a decrease in sales prices during various periods since 1995, which decreases the Company believes are primarily attributable to increased competition, particularly the increase during 1997 in competition in the networking applications software market, as well as to technological changes in the market. Looking forward, if the Merger is not consummated, the Company anticipates that some or all of these trends will continue, and believes that the Company's future is substantially dependent on the ability of the Company
(i) to create greater focus on specific product opportunities and customer needs within the Company's product categories, (ii) to formulate and implement its sales and distribution strategies to most effectively take advantage of strategic opportunities in its various product categories, (iii) to successfully develop new product strategies and to timely release new products and product enhancements, (iv) to take advantage of the emerging web-based networking applications software market and the continued development of such market and
(v) to enter into and implement strategic alliances and OEM relationships to develop necessary products or technologies, to expand the Company's distribution channels or to jointly market or gain market awareness for the Company's products. If the Company is unsuccessful in any such regard, or if the web-based networking applications software market does not develop as anticipated by the Company, the Company believes that the trends described above will continue to have a material adverse effect on the Company's business, results of operations and financial condition. Even if the Company is successful in implementing new product strategies, there can be no assurance that it will result in a material improvement in the Company's business, results of operations or financial condition.

           The number of the Company's employees decreased significantly during 1997 and the first six months of 1998, both prior to and following the Company's July and December 1997 restructurings, as a result both of the restructurings and significant competition for qualified personnel in the industry. The Company believes that this decrease, which resulted in significant turnover in the Company's U.S. sales force, contributed to the decline in revenue for the first six months of 1998. In connection with the July 1997 restructuring, the Company reduced its workforce by approximately 300 employees in total. The Company has experienced additional attrition during late 1997 and the first six months of 1998. As a result of the Company's December 1997 restructuring, which included a workforce reduction involving approximately 21 employees, and attrition experienced in the first half of 1998, the number of the Company's employees has decreased from approximately 350 at December 31, 1997 to approximately 262 at June 30, 1998. The Company's ability to maintain or increase revenue will depend in part on its ability to retain, hire and train qualified personnel.

           During the third quarter of 1997, the Company increased its focus in the United States on sales through distributors, value-added resellers, systems integrators and OEMs rather than direct sales, including, among other things, by entering into an agreement with a third party that provides for the sale by such party on behalf of the Company of certain maintenance services, support services and products in the U.S. and Canada, with certain limited geographic exclusivity with respect to certain of such services. While the third party arrangement described above was intended to increase sales of the Company's products and services in the U.S., there can be no assurance that such arrangement will be successful or that sales of such products and services will not decrease as a result. As noted above under "-- Service Revenue," service revenue decreased during the second quarter and first half of 1998 due in part to an increase in sales of support contracts through indirect channels. The Company continues to evaluate its other distribution channels in the ordinary course of business. Additional changes in distribution channels may adversely affect sales of the Company's products and consequently may adversely affect the Company's business, financial condition and results of operations, at least in the near term. Any material increase in sales through indirect channels may have an adverse effect on the Company's operating margins due to the lower per unit revenue realized by the Company on sales through indirect channels if the Company is unable to proportionately reduce selling, general and administrative expenses.

           See "-- Liquidity and Capital Resources" below for a description of certain legal proceedings and Exhibit 99 for additional discussion of the factors described above and other factors which may affect the Company's business, financial condition and results of operations.

           GROSS MARGIN

           Product gross margin as a percentage of product revenue was approximately 79% and 70% in the second quarter of 1998 and 1997, respectively. Product gross margin as a percentage of product revenue was approximately 82% and 77% in the first six months of 1998 and 1997, respectively. These increases resulted primarily from a decrease in both costs associated with the amortization of technologies licensed or purchased in 1995 and 1996 and costs associated with the localization of certain of the Company's products, partially offset by the decrease in product revenue described under "-- Product Revenue" above. Amortization expense was approximately $0.5 million and $1.6 million in the second quarter of 1998 and 1997, respectively, and approximately $1.0 million and $2.7 million in the first six months of 1998 and 1997, respectively.

           Service gross margin as a percentage of service revenue increased to approximately 50% in the second quarter of 1998 from approximately 37% in the second quarter of 1997. Service gross margin as a percentage of service revenue increased to approximately 54% in the first six months of 1998 from approximately 37% in the first six months of 1997. These increases were primarily due to a reduction in costs related to a decrease in professional services and technical support personnel resulting from the Company's July 1997 restructuring and workforce reduction.

           The gross margins reported above are not necessarily indicative of gross margin for future periods, which may vary significantly depending on, among other things, changes in product strategy and mix, price competition, technological changes, cost changes and changes in product distribution channels.

           SALES AND MARKETING

           Sales and marketing expenses were approximately $6.6 million and $13.1 million in the second quarter of 1998 and 1997, respectively. Such expenses as a percentage of total revenue were approximately 79% and 74% in the second quarter of 1998 and 1997, respectively. Sales and marketing expenses were approximately $12.7 million and $27.4 million in the first six months of 1998 and 1997, respectively. Such expenses as a percentage of total revenue were approximately 66% and 70% in the first six months of 1998 and 1997, respectively. The $6.5 million decrease in the second quarter of 1998 and the $14.7 million decrease in the first six months of 1998 reflect decreases in sales and marketing personnel resulting primarily from the Company's 1997 restructurings, as well as a decrease in the levels of the Company's advertising, tradeshow and other marketing activities over such periods. The percentage decrease in the first six months of 1998 compared to the same period in 1997 was also primarily due to such factors. The percentage increase in the second quarter of 1998 compared to the second quarter of 1997 was primarily due to the decrease in total revenue over such periods.

           If the Merger is not consummated, FTP expects that the dollar amount of sales and marketing expenses will continue to decrease in 1998 from 1997 dollar amounts as a result of the Company's 1997 restructurings.

           PRODUCT DEVELOPMENT

           Product development expenses were approximately $3.5 million and $8.4 million in the second quarter of 1998 and 1997, respectively, representing approximately 42% and 47% of total revenue for each period, respectively. Product development expenses were approximately $7.1 million and $16.2 million in the first six months of 1998 and 1997, respectively, representing approximately 37% and 42% of total revenue for each period, respectively. The $4.9 million decrease in the second quarter of 1998 and the $9.1 million decrease in the first six months of 1998 primarily reflect decreases in development personnel resulting primarily from the Company's 1997 restructurings. The percentage decreases over such periods were also primarily due to this factor.

           If the Merger is not consummated, FTP expects that the dollar amount of product development expenses will continue to decrease in 1998 from 1997 dollar amounts as a result of the Company's 1997 restructurings.

           GENERAL AND ADMINISTRATIVE

           General and administrative expenses were approximately $2.5 million and $4.6 million in the second quarter of 1998 and 1997, respectively, representing approximately 30% and 26% of total revenue for each period, respectively. General and administrative expenses were approximately
$5.8 million and $8.9 million in the first six months of 1998 and 1997, respectively, representing approximately 30% and 23% of total revenue for each period, respectively. The $2.1 million decrease in the second quarter of 1998 and the $3.1 million decrease in the first six months of 1998 were primarily the result of a decrease in general and administrative personnel resulting primarily from the Company's 1997 restructurings and costs incurred in 1997 in connection with the defense of the legal proceedings described under "-- Liquidity and Capital Resources" below. The percentage increases over such periods were primarily due to the decreases in total revenue over such periods described above under "-- Total Revenue."

           If the Merger is not consummated, FTP expects that the dollar amount of general and administrative expenses will continue to decrease in 1998 from 1997 dollar amounts as a result of the Company's 1997 restructurings.

           OPERATING LOSS

           The Company experienced losses from operations of approximately $5.8 million and $14.4 million in the second quarter of 1998 and 1997, respectively, representing approximately 70% and 81% of total revenue for each period, respectively. The Company had losses from operations of approximately $9.6 million and $25.5 million in the first six months of 1998 and 1997, respectively, representing approximately 50% and 65% of total revenue for each period, respectively. These decreases in losses were primarily due to the decreases in expenses over such periods described above.

           INVESTMENT AND OTHER INCOME, NET

           Investment and other income, net, was approximately $1.1 million and $1.2 million for the second quarter of 1998 and 1997, respectively, and approximately $2.1 million and $1.8 million for the first six months of 1998 and 1997, respectively. The increase in the first six months of 1998 compared to the same period in 1997 was primarily due to a loss on disposal of fixed assets recognized in the second quarter of 1997. The Company invests excess cash in high grade municipal bonds, U.S. government treasury obligations, high grade corporate obligations and equity investments.

           PROVISION FOR INCOME TAXES

           The provision for income taxes was approximately $0.1 million and $0.3 million in the second quarter of 1998 and 1997, respectively, and approximately $0.2 million and $1.0 million in the first six months of 1998 and 1997, respectively. The provision represents certain foreign and state tax obligations which cannot be offset by the Company's net operating losses. Due to the uncertainty as to when the deferred tax assets may be realized, the Company has recorded a valuation allowance for all tax assets in excess of amounts available to be recovered pursuant to tax loss carrybacks.

LIQUIDITY AND CAPITAL RESOURCES

           At June 30, 1998, the Company had an aggregate of approximately
$63.9 million in cash and cash equivalents, short-term investments and long-term investments. Of this amount, approximately $38.6 million was invested primarily in highly liquid investments with original maturities of three months or less, approximately $10.6 million was invested in short-term investments consisting of U.S. government obligations and commercial paper with maturities of less than one year, and approximately $14.7 million was invested in U.S. government obligations, commercial paper and municipal obligations with maturities of greater than one year.

           The Company used approximately $7.6 million and $12.8 million of cash for operations in the first six months of 1998 and 1997, respectively. The Company made capital expenditures of approximately $0.1 million and $2.4 million in the first six months of 1998 and 1997, respectively.

           Accounts receivable, net, decreased to approximately $4.6 million at June 30, 1998 from approximately $8.3 million at December 31, 1997. This decrease is primarily attributable to the decrease in total revenue during the second quarter of 1998 described above under "-- Total Revenue" as well as an increase in collections of the Company's accounts receivable.

           With respect to Year 2000 compliance by the software products used in the Company's internal software systems, the vendor of the Company's financial and accounting systems has advised the Company that the current version of such vendor's product is Year 2000 compliant and that the Company will receive such version at no additional cost under such vendor's maintenance program. If the Merger is not consummated, the Company currently intends to install such version during the third quarter of 1998. The Company believes that its technical support system, being the Company's other primary internal software system, is Year 2000 compliant. Accordingly, the Company does not anticipate that it will incur any material costs in connection with addressing Year 2000 compliance of its internal systems.

           With respect to Year 2000 compliance by the software products sold by the Company, certain of such products are currently Year 2000 compliant, and the Company is testing its other products for Year 2000 compliance and believes such testing will be substantially complete by the end of the third quarter of 1998. The Company does not anticipate that it will incur any material costs in connection therewith.

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

           Looking forward, if the Merger is not consummated, the Company believes that its available cash, cash equivalents and short-term investments will be sufficient to fund its ordinary operating expenses at least through 1998.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           On June 11, 1998, the Company held its 1998 annual meeting of stockholders for the purposes of: (i) electing Kevin J. Burns and Vinton G. Cerf as Class II Directors, to serve until the 2001 annual meeting of stockholders of the Company or until the qualification and election of their successors; (ii) considering a proposal to approve an amendment to the Company's 1996 Executive Equity Incentive Plan to (A) increase the total number of shares of Common Stock with respect to which awards may be granted from 1,500,000 to 2,100,000 and (B) increase the total number of shares of Common Stock with respect to which restricted stock awards may be granted from 100,000 to 200,000 (the "Executive Equity Incentive Plan Proposal"); and (iii) considering a proposal to approve the FTP Software, Inc. Amended and Restated 1993 Non-Employee Directors' Stock Option Plan (the "Non-Employee Directors' Stock Option Plan Proposal"). The results of the votes were as follows:

           1.   Election of Class II Directors:

Nominee          For          Against     Withheld    Broker Non-Votes
-------       ----------      -------     --------    ----------------

Mr. Burns     27,771,991         0       2,013,802            0

Dr. Cerf      27,954,101         0       1,831,692            0


The following persons continued as directors following the meeting: Class I Directors -- David D. Clark and F. David Fowler; Class III Directors -- Glenn C. Hazard and Louise M. Cromwell.

           2.   The Executive Equity Incentive Plan Proposal:

                 For          Against     Withheld    Broker Non-Votes
              ----------     ---------    --------    ----------------

              23,988,042     5,640,186     157,565            0

The affirmative vote of the holders of a majority of the outstanding shares of Common Stock entitled to vote and present at the meeting in person or by proxy (29,785,793 shares) was required to approve this proposal, in accordance with the rules of the NASD.

           3.        The Non-Employee Directors' Stock Option Plan Proposal:

                 For          Against     Withheld    Broker Non-Votes
              ----------     ---------    --------    ----------------

              24,606,600     4,986,177     193,016            0

The affirmative vote of the holders of a majority of the outstanding shares of Common Stock entitled to vote and present at the meeting in person or by proxy (29,785,793 shares) was required to approve this proposal, in accordance with the rules of the NASD.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K.

         a.     EXHIBITS:

EXHIBIT NO.     TITLE
-----------     -----

3.1             Restated Articles of Organization of the Company(1)

3.2 Certificate of Designation, Preferences and Rights of Junior Preferred Stock of the Company(1)

3.3 Articles of Amendment to Restated Articles of Organization of the Company(2)

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

4.4 Amendment No. 2 to Rights Agreement dated as of February 27, 1998 between the Company and State Street Bank and Trust Company, as Rights Agent(3)

4.5 Amendment No. 3 to Rights Agreement dated as of June 15, 1998 between the Company and State Street Bank and Trust Company, as Rights Agent(4)

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

10.4 Amendment No. 3 to Indenture of Lease between the Company and North Andover Mills Realty dated as of June 18, 1993(1)

10.5 Amendment No. 4 to Indenture of Lease between the Company and North Andover Mills Realty dated as of September 30, 1993(1)

10.6 Amendment No. 5 to Indenture of Lease between the Company and North Andover Mills Realty Limited Partnership dated August 12, 1995(1)

10.7 Employment Agreement between the Company and Glenn C. Hazard dated as of July 29, 1996(2)

10.8 Amendment No. 1 to Employment Agreement between the Company and Glenn C. Hazard dated as of June 19, 1997(5)

EXHIBIT NO.     TITLE
-----------     -----

10.9 Amendment No. 2 to Employment Agreement between the Company and Glenn C. Hazard dated as of September 4, 1997(6)

10.10 Amended and Restated Employment Agreement between the Company and Glenn C. Hazard dated as of December 12, 1997(7)

10.11 Second Amended and Restated Employment Agreement between the Company and Glenn C. Hazard dated as of June 13, 1998*

10.12 Employment Agreement between the Company and Douglas F. Flood dated as of July 23, 1996(2)

10.13 Amendment No. 1 to Employment Agreement between the Company and Douglas F. Flood dated as of June 19, 1997(5)

10.14 Amendment No. 2 to Employment Agreement between the Company and Douglas F. Flood dated as of September 4, 1997(6)

10.15 Amended and Restated Employment Agreement between the Company and Douglas F. Flood dated as of December 12, 1997(7)

10.16 Termination Agreement between the Company and Douglas F. Flood dated as of June 13, 1998*

10.17 Employment Agreement between the Company and John A. Kimberley dated as of the "Effective Date" of the Firefox merger(2)

10.18 Amendment No. 1 to Employment Agreement between the Company and John A. Kimberley dated as of June 19, 1997(5)

10.19 Employment Agreement between the Company and Dennis Leibl dated as of December 12, 1997(7)

10.20 Amended and Restated Employment Agreement between the Company and Dennis Leibl dated as of June 13, 1998*

10.21 Employment Agreement between the Company and Peter R. Simkin dated as of the "Effective Date" of the Firefox merger, together with Amendment No. 1 thereto dated August 24, 1996(2)

10.22 Amendment No. 2 to Employment Agreement between Company and Peter R. Simkin dated as of December 15, 1996(5)

10.23 Amendment No. 3 to Employment Agreement between Company and Peter R. Simkin dated as of June 19, 1997(5)

10.24 Employment Agreement between the Company and James A. Tholen dated as of April 6, 1997(5)

10.25 Amended and Restated Employment Agreement between the Company and James A. Tholen dated as of December 12, 1997(7)

10.26 Second Amended and Restated Employment Agreement between the Company and James A. Tholen dated as of June 13, 1998*

10.27           FTP Software, Inc. Stock Option Plan(1)

10.28           FTP Software, Inc. 1996 Executive Equity Incentive Plan(2)

10.29           FTP Software, Inc. 1997 Employee Equity Incentive Plan(5)

EXHIBIT NO.     TITLE
-----------     -----

10.30 FTP Software, Inc. Amended and Restated 1993 Non-Employee Directors' Stock Option Plan*

10.31 Indenture of Lease between the Company and Andover Mills Realty Limited Partnership dated as of October 1, 1993(1)

10.32 Amendment No. 1 to Indenture of Lease between the Company and Andover Mills Realty Limited Partnership dated as of
                February 10, 1994(1)

10.33 Amendment No. 2 to Indenture of Lease between the Company and Andover Mills Realty Limited Partnership dated as of June 7, 1995(1)

10.34 Amended and Restated Agreement and Plan of Merger by and among the Company, Firefox Acquisition Corp. and Firefox Communications Inc. dated as of May 21, 1996(9)

10.35 Composite Agreement and Plan of Reorganization by and among the Company, NetManage, Inc. and Amanda Acquisition Corp. dated as of June 15, 1998, as amended by Amendment No. 1 dated as of June 30, 1998 and Amendment No. 2 dated as of July 14, 1998(10)

27              Financial Data Schedule*

99              Cautionary Factors(11)

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

(3) Included as an exhibit to, and incorporated in this Report by reference to, Amendment No. 2 on Form 8-A/A to the Company's Registration Statement on Form 8-A filed with the Commission on July 9, 1998.

(4) Included as an exhibit to, and incorporated in this Report by reference to, the Company's Curent Report on Form 8-K dated June 15, 1998 filed with the Commission on June 19, 1998.

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

(7) Included as an exhibit to, and incorporated in this Report by reference to, the Company's Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Commission on March 30, 1998.

(8) Included as an exhibit to, and incorporated in this Report by reference to, the Company's Annual Report on Form 10-K for the year ended December 31, 1996 filed with the Commission on March 31, 1997.

(9) Included as Appendix A to, and incorporated in this Report by reference to, the Company's Joint Proxy Statement/Prospectus filed with the Commission on July 1, 1996.

(10) Included as Appendix A to, and incorporated in this Report by reference to, the Company's Joint Proxy Statement/Prospectus included in the Registration Statement on Form S-4, Registration Number 333-59101, of NetManage, Inc. filed with the Commission on July 15, 1998.

(11) Incorporated by reference to the section entitled "Risk Factors" of the Company's Joint Proxy Statement/Prospectus included in the Registration Statement on Form S-4, Registration Number 333-59101, of NetManage, Inc. filed with the Commission on July 15, 1998.

           b.   REPORTS ON FORM 8-K:

           On June 19, 1998, the Company filed with the Commission a Current Report on Form 8-K dated June 15, 1998 with respect to (i) the execution by the Company of the Reorganization Agreement and (ii) the execution by the Company of Amendment No. 3 to the Rights Agreement dated as of December 1, 1995 between the Company and State Street Bank and Trust Company, as Rights Agent, as amended by Amendment to Rights Agreement dated as of November 7, 1996 and by Amendment No. 2 to Rights Agreement dated as of February 27, 1998 (as amended, the "Rights Agreement"). Amendment No. 3 amends the Rights Agreement to permit the parties to the Reorganization Agreement to consummate the Merger without triggering the exercisability of the Rights (as defined in the Rights Agreement).

           On July 24, 1998, the Company filed with the Commission a Current Report on Form 8-K dated July 23, 1998 with respect to its July 23, 1998 announcement of its results of operations for the second quarter of 1998, and the effect of the same on the Exchange Ratio under the Reorganization Agreement, as more particularly described in Item 2 of Part I of this Report.

           On August 10, 1998, the Company filed with the Commission a Current Report on Form 8-K dated August 10, 1998 with respect to the Company's August 10, 1998 announcement regarding net revenues for July 1998 and the effect of the same on the Exchange Ratio under the Reorganization Agreement, as more particularly described in Item 2 of Part I of this Report.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            FTP SOFTWARE, INC.

Date: August 14, 1998       By: /s/ James A. Tholen
                                 ----------------------------------------------
                                 James A. Tholen,
                                 Senior Vice President, Chief Operating Officer and Chief Financial Officer
                                 (principal financial and accounting officer)

                                  EXHIBIT INDEX

EXHIBIT NO.   TITLE
-----------   -----

3.1           Restated Articles of Organization of the Company(1)

3.2 Certificate of Designation, Preferences and Rights of Junior Preferred Stock of the Company(1)

3.3           Articles of Amendment to Restated Articles of Organization of the
              Company(2)

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

4.4 Amendment No. 2 to Rights Agreement dated as of February 27, 1998 between the Company and State Street Bank and Trust Company, as Rights Agent(3)

4.5 Amendment No. 3 to Rights Agreement dated as of June 15, 1998 between the Company and State Street Bank and Trust Company, as Rights Agent(4)

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

10.5 Amendment No. 4 to Indenture of Lease between the Company and North Andover Mills Realty dated as of September 30, 1993(1)

10.6 Amendment No. 5 to Indenture of Lease between the Company and North Andover Mills Realty Limited Partnership dated August 12, 1995(1)

10.7 Employment Agreement between the Company and Glenn C. Hazard dated as of July 29, 1996(2)

10.8 Amendment No. 1 to Employment Agreement between the Company and Glenn C. Hazard dated as of June 19, 1997(5)

10.9 Amendment No. 2 to Employment Agreement between the Company and Glenn C. Hazard dated as of September 4, 1997(6)

10.10 Amended and Restated Employment Agreement between the Company and Glenn C. Hazard dated as of December 12, 1997(7)

10.11 Second Amended and Restated Employment Agreement between the Company and Glenn C. Hazard dated as of June 13, 1998*

EXHIBIT NO.   TITLE
-----------   -----

10.12 Employment Agreement between the Company and Douglas F. Flood dated as of July 23, 1996(2)

10.13 Amendment No. 1 to Employment Agreement between the Company and Douglas F. Flood dated as of June 19, 1997(5)

10.14 Amendment No. 2 to Employment Agreement between the Company and Douglas F. Flood dated as of September 4, 1997(6)

10.15 Amended and Restated Employment Agreement between the Company and Douglas F. Flood dated as of December 12, 1997(7)

10.16 Termination Agreement between the Company and Douglas F. Flood dated as of June 13, 1998*

10.17 Employment Agreement between the Company and John A. Kimberley dated as of the "Effective Date" of the Firefox merger(2)

10.18 Amendment No. 1 to Employment Agreement between the Company and John A. Kimberley dated as of June 19, 1997(5)

10.19 Employment Agreement between the Company and Dennis Leibl dated as of December 12, 1997(7)

10.20 Amended and Restated Employment Agreement between the Company and Dennis Leibl dated as of June 13, 1998*

10.21 Employment Agreement between the Company and Peter R. Simkin dated as of the "Effective Date" of the Firefox merger, together with Amendment No. 1 thereto dated August 24, 1996(2)

10.22         Amendment No. 2 to Employment Agreement between Company and Peter
              R. Simkin dated as of December 15, 1996(5)

10.23         Amendment No. 3 to Employment Agreement between Company and Peter
              R. Simkin dated as of June 19, 1997(5)

10.24 Employment Agreement between the Company and James A. Tholen dated as of April 6, 1997(5)

10.25 Amended and Restated Employment Agreement between the Company and James A. Tholen dated as of December 12, 1997(7)

10.26 Second Amended and Restated Employment Agreement between the Company and James A. Tholen dated as of June 13, 1998*

10.27         FTP Software, Inc. Stock Option Plan(1)

10.28         FTP Software, Inc. 1996 Executive Equity Incentive Plan(2)

10.29         FTP Software, Inc. 1997 Employee Equity Incentive Plan(5)

10.30 FTP Software, Inc. Amended and Restated 1993 Non-Employee Directors' Stock Option Plan*

10.31 Indenture of Lease between the Company and Andover Mills Realty Limited Partnership dated as of October 1, 1993(1)

10.32 Amendment No. 1 to Indenture of Lease between the Company and Andover Mills Realty Limited Partnership dated as of February 10, 1994(1)

EXHIBIT NO.   TITLE
-----------   -----

10.33 Amendment No. 2 to Indenture of Lease between the Company and Andover Mills Realty Limited Partnership dated as of June 7, 1995(1)

10.34 Amended and Restated Agreement and Plan of Merger by and among the Company, Firefox Acquisition Corp. and Firefox Communications Inc. dated as of May 21, 1996(9)

10.35 Composite Agreement and Plan of Reorganization by and among the Company, NetManage, Inc. and Amanda Acquisition Corp. dated as of June 15, 1998, as amended by Amendment No. 1 dated as of June 30, 1998 and Amendment No. 2 dated as of July 14, 1998(10)

27            Financial Data Schedule*

99            Cautionary Factors(11)

--------------------------
*Filed with this Report.

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

(3) Included as an exhibit to, and incorporated in this Report by reference to, Amendment No. 2 on Form 8-A/A to the Company's Registration Statement on Form 8-A filed with the Commission on July 9, 1998.

(4) Included as an exhibit to, and incorporated in this Report by reference to, the Company's Current Report on Form 8-K dated June 15, 1998 filed with the Commission on June 19, 1998.

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

(7) Included as an exhibit to, and incorporated in this Report by reference to, the Company's Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Commission on March 30, 1998.

(8) Included as an exhibit to, and incorporated in this Report by reference to, the Company's Annual Report on Form 10-K for the year ended December 31, 1996 filed with the Commission on March 31, 1997.

(9) Included as Appendix A to, and incorporated in this Report by reference to, the Company's Joint Proxy Statement/Prospectus filed with the Commission on July 1, 1996.

(10) Included as Appendix A to, and incorporated in this Report by reference to, the Company's Joint Proxy Statement/Prospectus included in the Registration Statement on Form S-4, Registration Number 333-59101, of NetManage, Inc. filed with the Commission on July 15, 1998.

(11) Incorporated by reference to the section entitled "Risk Factors" of the Company's Joint Proxy Statement/Prospectus included in the Registration Statement on Form S-4, Registration Number 333-59101, of NetManage, Inc. filed with the Commission on July 15, 1998.